Form 10-K
period 1993-12-31
MOORE BENJAMIN & CO
filed 1994-03-30
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K


[X]   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended:                        Commission file number:
     December 31, 1993                                    0-8894


                                 BENJAMIN MOORE & CO.
                (Exact name of registrant as specified in its charter)


          New Jersey                                     13-5256230
   (State of incorporation)                 (I.R.S. Employer Identification No.)

                               51 Chestnut Ridge Road
                            Montvale, New Jersey  07645
                      (Address of principal executive offices)

       Registrants telephone number including area code:  (201) 573-9600

       Securities registered pursuant to Section 12(b) of the Act:   None

       Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10 per share

                    _______________________________________


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     As of March 1, 1994, the aggregate market value of the registrant's common stock held by non-affiliates equalled $599,327,969.

     As of March 1, 1994, 9,640,468 shares of common stock of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

                                    PART I

INTRODUCTION
- - ------------

     Benjamin Moore & Co. (the "Company") was incorporated under the laws of the State of New Jersey in 1891, as the successor to a business established in 1883. As used herein, the term "Company" means Benjamin Moore & Co. and its subsidiaries, unless the context indicates otherwise. The Company's principal executive offices are located at 51 Chestnut Ridge Road, Montvale, New Jersey 07645; and its telephone number at that location is (201) 573-9600.


ITEM 1.  BUSINESS
- - -----------------

     The Company is engaged in the formulation, manufacture and sale of a broad line of coatings, consisting of water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, painting contractors and industrial and commercial users, primarily for the decoration and preservation of the interiors and exteriors of residential, commercial, institutional and industrial buildings and allied structures (collectively referred to as "trade sales coatings"), and production finishes coatings which are usually produced to conform to the specific requirements of manufacturers who utilize such coatings in the manufacturing process (collectively referred to as "production finishes coatings"). The production finishes coatings are primarily used in the manufacture of various types of flexible packages, beverage and food containers, tanks, roof decking, coils, furniture and shelving, window blinds and flatwood products. The production finishes coatings, like the trade sales coatings, serve both decorative and preservative functions.

     The Company believes that it  is one of the leading manufacturers
of coatings  in  the United  States and  Canada.   It  has never  been
engaged in any other type of business.


Marketing and Distribution
- - --------------------------

     It has always been the Company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see, e.g., Note 4 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such tradmarks as Moore's -House Paint, Moorglo-, Moorgard- Latex House Paint, Moorwood-, Moorwhite- Primer, Impervo- Enamel, Moorcraft-, Impervex-, Regal- Wall Satin-, Satin Impervo-, AquaGlo-, AquaPearl-, AquaVelvet-, Regal Aquagrip-, Enhance-, Moorlife-, A Stroke of Brilliance -, Pro-Saver-, Benwood-, Utilac- and Ironclad-. Although a large variety of ready-mixed colors is available in all of these products, a substantially wider selection can be obtained through the Company's Moor-O-Matic-
III Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the Company. The Company believes its Moor-O-Matic- III Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's- Video Color Planner and Moore's- Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the Company directly to the ultimate user.

Sales
- - -----

     The Company considers itself to be engaged in a single line of business; i.e. the formulation, manufacture and sale of coatings. Reference is made to the information set forth under the caption, "SELECTED FINANCIAL DATA", Part II, Item 6 hereof, with respect to net sales of each of the two classes of products which comprise the aforementioned line of business. During 1993, no one customer accounted for as much as 1% of the Company's net sales.


Geographic Segment Information
- - ------------------------------

     The Company manufactures and sells coatings in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Reference is made to the information set forth in Note 8 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic area.


Foreign Operations
- - ------------------

     The Company operates in Canada and New Zealand. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited, which is an approximately 82% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company. During 1993, revenues and profits from operations attributable to those companies (which are included in the Company's consolidated financial statements) were approximately $57,736,000 and $4,188,000, respectively. Approximately 8% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the Company, including employees of such subsidiary.


Research and Development; Quality Control
- - -----------------------------------------

     The Company considers its research and development and quality control activities to be among the most advanced in the industry, and of significant importance in enabling it to achieve and maintain its position as one of the leading companies in the coatings industry.

     The Company maintains several laboratory facilities for the development of new products and processes, the improvement of existing products and the special formulation of products to meet the specific requirements of its customers. The Central Laboratories, which is the principal such facility, is located in Flanders, New Jersey. Quality control activities are carried out in laboratories located at each manufacturing facility.

     The Company also maintains outdoor testing facilities at Lebanon, New Jersey, where its products, as well as those of its competitors, are evaluated for performance under varying weather conditions. Independent commercial facilities are also utilized for this purpose.

     As of December 31, 1993, 189 chemists and technicians were employed by the Company in research and development and quality control activities. In 1993, the Company expended approximately $13,988,000 for such activities.

Competition
- - -----------

     The coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 900 coatings manufacturers in the United States, many of which are small companies which provide intense competition within regional and local markets, especially with respect to lower priced coatings and custom made specialty items which are required on a short-time delivery basis. Other manufacturers are large diversified corporations, the assets of which are substantially greater than those of the Company, which compete on a nationwide basis. The competition which the Company encounters in Canada and New Zealand is similar in nature to that which it encounters in the United States. The Company estimates that it is one of the largest manufacturers of trade sales coatings in the United States and Canada. With respect to sales of production finishes coatings, the Company's overall position in the industry is relatively small.


Seasonal Aspects
- - ----------------

     Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1993, the percentages of the Company's sales of trade sales coatings which were made in the first, second, third and fourth quarters of the year were 20.8%, 29.2%, 29.2% and 20.8%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.


Employees
- - ---------

     As of December 31, 1993, the Company had approximately 1,962 employees, of whom approximately 26% were salaried personnel, approximately 14% were sales representatives, and approximately 60% were hourly employees. The Company considers its relations with its employees to be excellent.


Raw Materials and Supplies
- - --------------------------

     The Company purchases its raw material and supplies from a wide variety of sources, and does not consider its business to be dependent upon any one source of supply. However, the price and supply of some petrochemical intermediate products, which are important ingredients in the manufacture of coatings, are subject to world political and economic conditions. Certain raw materials are converted into synthetic resins which, when combined with pigments, are used in the production of both the trade sales coatings and the production finishes coatings.


Patent and Trademarks
- - ---------------------

     The Company does not rely on patents in its business. The Company does, however, rely upon formulas developed by it, and upon its technical expertise and experience in meeting the requirements of its customers. The Company owns a large number of registered trademarks and trade names, several of which are referred to elsewhere herein, which it considers to be of significance in identifying the Company and its products.


Backlog
- - -------

     As is typical in the industry, backlog of orders is not significant in the business of the Company.


Environmental Affairs and Governmental Regulation
- - -------------------------------------------------

     The operations of the Company, like those of other companies engaged in similar businesses, involve the use and disposal of substances regulated under environmental protection laws. The Company believes that its operations are in compliance with applicable federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. Such laws and regulations have not had any material adverse effect upon the Company's capital expenditures, earnings or competitive position.

     The Company places importance on environmental responsibility. Its capital expenditures at new and existing facilities constructed or modified in the normal course of business incorporate designs to minimize waste.

     To date the Company has entered into full or partial settlement agreements with governmental authorities or private parties with respect to twelve sites under federal and state laws. Total settlement costs have been approximately $2 million.

     The Company is involved in thirty unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs are less than 1% of such costs for each site. A total of approximately $2,312,000 has been accrued as a reserve against such future costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

     Also, the Company is involved in remedial activities at three of its owned facilities as follows:


     1.  A  water monitoring program continues at  the Company's plant
in  Cuyahoga  Heights, Ohio.    No  remediation  activities are  being
conducted now.  Total costs to date are $160,000.

     2. Soil and shallow ground water contamination has been detected at the Company's facility at Milford, MA. The affected soils have been excavated and an interim ground water pumping extraction and treatment system has been installed. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with traditional technologies. Expenditures to date have been less than $300,000.

     3. The Company has expended nearly $5 million over the last nine years to assess and remediate contamination of soil and water at the Company's facility at Santa Clara, California, operated by its subsidiary, Technical Coatings Co. The Company has installed an underground trench along two sides of its property. This trench is capable of capturing the contamination and preventing its migration off the plant site. A biological treatment system treats the pumped water to acceptable cleanup levels. The treated water is used in the paint manufacturing process as cooling water before being discharged to the municipal sewer system or reinjected to the ground for recirculation.

     There are ongoing engineering studies to identify and develop additonal remediation techniques to address soil contamination and to clean up contaminated water more rapidly. Current operating and maintenance costs are $100,000 per year.

     Adjoining landowners  filed  suits against  the Company  claiming
damages  due  to  the  migration,  or   potential  migration,  of  the
contamination located at the Company's facility at Santa Clara.

     In each case the plaintiff or his predecessor in title has conducted activities on its own property which resulted in contamination there. One of these suits was settled during 1993 for $75,000 and an undertaking by the Company to continue the remediation activities at the site. The anticipated liability of the Company in the other suit is not material.

     Accrued costs against future cleanup expenses for these three facilities are approximately $700,000.

     Federal  and state  laws  require  that  potentially  responsible parties  fund  remedial  actions  regardless  of  fault,  legality  of original disposal or ownership of a disposal site. In 1993 the Company spent approximately $571,000 on remedial cleanups and related studies compared with approximately $1,113,000 spent for such purposes in 1992.

     It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties, including uncertainties about the current status of the law and regulations, remedial technologies and insurance recoveries of Company costs, as well as information relating to individual sites. Subject to the foregoing, Company management believes its estimates of its liability is reliable and anticipates that capital expenditures and the cost of remedial actions to comply with the current laws governing environmental protection will not have a material adverse effect upon its capital expenditures, earnings or financial position.

ITEM 2.  PROPERTIES
- - -------------------

     Set forth below is certain information with respect to the Company's principal facilities:


                                                Approximate
Location                    Principal Use       Square Feet   Owned/Leased
- - --------                    -------------       -----------   ------------

Newark, NJ                  Plant                 267,570     Owned

Melrose Park, IL            Executive Offices-    145,200     Owned
                            Central Division;
                            Plant

Toronto, ON                 Executive Offices-    118,792     Owned
                            Subsidiary; Plant

Milford, MA                 Plant                 110,500     Owned

Cuyahoga Heights, OH        Plant                 106,000     Owned

Colonial Heights, VA        Plant                  92,800     Owned

Jacksonville, FL            Plant                  82,400     Owned

Flanders, NJ                Central Laboratories,  78,000     Owned
                            Information Resource
                            Center, Executive
                            Offices - Subsidiary

St. Louis, MO               Plant                  76,750     Owned

Denver, CO                  Plant                  73,450     Owned

Johnstown, NY               Plant                  66,400     Owned

Houston, TX                 Plant                  64,900     Owned

Montreal, PQ                Plant                  63,500     Owned

Pell City, AL               Plant                  62,500     Leased (1)

Commerce, CA                Executive Offices-     59,000     Owned
                            Western Division;
                            Plant

Montvale, NJ                Corporate Offices;     57,000     Owned
                            Executive Offices-
                            Eastern Division

Nutley, NJ                  Plant                  50,000     Owned

Burlington, ON              Plant                  45,351     Owned

Santa Clara, CA             Plant; Warehouse       38,507     Owned
__________________________________
(1) Lease expires August 1995 at which time the facility may be purchased by the Company for $1,000. The Company has a continuing option to purchase the facility at an earlier date.

                                                Approximate
Location                    Principal Use       Square Feet   Owned/Leased
- - --------                    -------------       -----------   ------------

Aldergrove, BC              Plant                  36,900     Owned

Mesquite, TX                Plant                  29,346     Owned




     The Company owns 9.32 acres of land in Lebanon, New Jersey, which is used as a testing facility, and maintains a New York City sales office and an administrative office in Montvale, New Jersey in rented premises. The Company also leases warehouse facilities in North Kansas City, Missouri; Golden Valley, Minnesota; Auckland and Christchurch, New Zealand and in Concord, Edmonton, Saskatoon, Calgary, Winnipeg, Dartmouth and Mount Pearl, Canada. Warehouse arrangements also exist in Portland, Oregon.

     All of the other facilities which are stated above as being owned by the Company are owned in fee, free and clear of any mortgages or other material encumbrances. The Company believes that its properties and equipment are well maintained and in good condition, and that the rentals paid by it for its leased properties are at competitive rates. The Company also believes that its facilities are adequate for its existing needs.


ITEM 3.  LEGAL PROCEEDINGS
- - --------------------------

     The Company is involved in a number of legal actions in which substantial monetary damages are sought. Management believes that the outcome of all such legal actions, individually and in the aggregate, will not have a material effect on the Company's consolidated financial position or results of operations. Also, see "Environmental Affairs and Governmental Regulation" above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

     There was no submission of matters to a vote of security holders during the fourth quarter of 1993.

                                    PART II



ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED
- - ------------------------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------


     There is no established public trading market for shares of the Company's common stock. The Company and its Employees' Stock Ownership Benefit Plan, although under no obligation to do so, have in the past purchased shares of the Company's common stock from shareholders in privately negotiated transactions. Usually such purchases are made at the then current fair value of the shares as determined by an independent appraisal firm engaged by the Company. There can be no assurance that such purchases will be continued. As of March 1, 1994, the Company had approximately 1,450 shareholders.

     The following table sets forth the high and low price for such shares in each quarter during 1993 and 1992 and the dividends paid in each such quarter.


                                                Price   Range                    Dividends Paid
                                ------------------------------------------       --------------
                                      1993                       1992             1993    1992
                                ------------------------------------------       --------------
                                 High      Low              High      Low
                                ------------------------------------------
1st quarter...............      $76.66   $70.57            $66.19    $59.03       $ .37   $ .35
2nd quarter...............       76.66    71.61             68.98     63.67         .37     .35
3rd quarter...............       78.18    71.50             66.01     63.67         .37     .35
4th quarter...............       87.88    77.60             71.53     63.61         .37     .35
4th quarter-extra..........................................................         .20     .25
                                                                                  -----   -----

    Total..................................................................       $1.68   $1.65
                                                                                  -----   -----
                                                                                  -----   -----

ITEM 6.  SELECTED FINANCIAL DATA
- - --------------------------------

     Selected Income Statement Data:


                                                       Year Ended December  31,
                                        ----------------------------------------------------
                                          1993       1992       1991        1990       1989
                                        ----------------------------------------------------
                                           (Dollars in thousands, except per share amounts)
NET SALES:
  TRADE SALES COATINGS..........        $471,738   $448,111   $433,380    $429,972   $407,505
  PRODUCTION FINISHES COATINGS..          40,213     35,822     29,592      29,395     31,189
                                        --------   --------   --------    --------   --------
     Total......................        $511,951   $483,933   $462,972    $459,367   $438,694
                                        --------   --------   --------    --------   --------
                                        --------   --------   --------    --------   --------

NET INCOME......................        $ 36,511   $ 36,307   $ 35,937    $ 36,971   $ 36,772
EARNINGS PER SHARE OF
  COMMON STOCK..................          $3.75      $3.66      $3.54       $3.66      $3.60
COMMON STOCK CASH DIVIDENDS:
  DECLARED PER SHARE............          $1.68      $1.67      $1.62       $1.53      $1.40
  PAID PER SHARE................          $1.68      $1.65      $1.60       $1.50      $1.375


     Selected Balance Sheet Data:

                                                       Year Ended December  31,
                                        ----------------------------------------------------
                                          1993       1992       1991        1990       1989
                                        ----------------------------------------------------
                                           (Dollars in thousands, except per share amounts)
CURRENT ASSETS..................        $185,198   $181,118   $180,467    $184,085   $181,954
CURRENT LIABILITIES.............          51,996     48,537     44,000      41,810     39,541
                                        --------   --------   --------    --------   --------
WORKING CAPITAL.................        $133,202   $132,581   $136,467    $142,275   $142,413
                                        --------   --------   --------    --------   --------
                                        --------   --------   --------    --------   --------
TOTAL ASSETS....................        $276,040   $263,610   $255,575    $243,496   $230,068
LONG-TERM OBLIGATIONS...........        $  6,477   $  7,825   $ 10,036    $ 11,885   $ 13,672
SHAREHOLDERS' EQUITY - NET......        $209,760   $199,054   $193,565    $182,028   $169,621
BOOK VALUE PER SHARE OF
  COMMON STOCK (1)..............         $23.28     $22.06     $21.22      $19.24     $17.72


 (1) Book value per share is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - --------------------------------------------------------------------
AND RESULTS OF OPERATIONS
- - -------------------------


OPERATING RESULTS 1993 VS. 1992

     Net Sales in 1993 showed strength throughout the year and produced total sales revenues of $511,951,000, which exceeded the previous year by $28,019,000 or 5.8%. Unit gains were generated both in the United States and Canada. Upward selling price movements which were limited had little effect on the year's total sales.

     Except for small geographical pockets indicative of specific local conditions, the sales momentum extended to areas which had been affected by adverse economic conditions in the last few years. Most noteworthy were the recoveries in New England and other sections of the Northeast and the business upsurge in southern Florida attributable to the rebuilding following the aftermath of Hurricane Andrew.

     Production finishes also reflected unit growth although this market segment represents less than 10% of total sales.

     Cost of products sold in 1993 was $267,494,000 which was 5.2% above the prior year. Slightly lower raw material cost levels and production efficiencies were beneficial in keeping the percentage increase .6% lower than the sales increase percentage.

     However, selling, administrative and general expenses of $184,255,000 rose $14,164,000 or 8.3%. The largest single increase was for postretirement health benefits. An additional amount of approximately $2,529,000 was charged to earnings consisting of the annual service cost and the amortization of the transition liability as required by SFAS No. 106.

     In addition to general inflationary increases and other factors attributable to higher sales volume, two other significant factors contributing to the increase in expenses were the second year of a renewed emphasis on media advertising amounting to approximately $1,000,000 and start-up costs of $1,491,000 associated with the introduction of a broad new line of industrial maintenance products. Sales of the new product line were limited to a market test in 1993. A broadening of distribution is planned in 1994.

     Dealer business closures and slow collection continued to be prevalent and, despite tighter credit controls, resulted in high bad debt writeoffs similar to the previous year. In recent months business growth by the Company's Dealers suggest an optimistic outlook for 1994.

     Other income  in 1993 declined  $171,000 from 1992 mostly  due to reduced interest income on lower short-term investments. Income before taxes and minority interest was $60,951,000, up $552,000 or .9% over 1992. The effective income tax rate in 1993 was 39.2% compared with 38.9% in 1992. Higher profits and the 1993 tax rate increase accounted for the increased provision for income taxes of $379,000 or 1.6%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ---------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------


     Net income of $36,511,000 represented an improvement of $204,000 or .6% over 1992. Earnings per share in 1993 were $3.75, up $.09 over the prior year. Dividends declared per share edged upward by $.01 to $1.68 in 1993.

     The Company's New Zealand subsidiary which consists of a warehouse operation continued to concentrate on sales development in it first full year. Since its initial market test in 1991, there has been little effect on total sales and income.

     If the economic recoveries in the Northeast and New England continue into 1994 and inflationary pressures are maintained under control, optimism should prevail for growth in both sales and income.

OPERATING RESULTS 1992 VS. 1991

     Net Sales of $483,933,000 in 1992 surpassed the prior year by $20,961,000 or 4.5%. Without a general selling price adjustment in trade sales coatings, the increase was generated by unit gains both in the United States and Canada.

     The sales gains in the United States began late in the first half of the year, leveled off for a short period and resumed momentum especially in the fourth quarter. Most areas of the country showed upward movement with noticeable improvement in the southern region, the Midwest, the Northwest, and portions of the Northeast. New England indicated an end of its slide by recovering some of the volume lost in prior years. Slow areas continued to be in the Greater New York market and in California where the economies remained sluggish. Sales in Canada reflected gains throughout the year.

     Production finishes sales in the U.S. experienced good growth in 1992 largely due to the acquisition of a general industrial coatings line late in 1991. The acquired product line supplemented existing volume in production finishes coatings and has had no significant change in product mix. Sales of production finishes coatings in Canada were slow.

     Cost  of  products  sold  was  $254,362,000  in  1992  which  was
$7,747,000 or 3.1% above 1991. As a percent of sales, cost of products sold was 52.6% in 1992 compared with 53.3% in 1991. The unit sales gains were accompanied by a decrease of approximately 3% in raw material cost levels to account for the decline in the percentage.

     Selling, administrative and general expenses of $170,091,000 rose $12,246,000 or 7.8% over the prior year. In addition to an inflationary effect of nearly 3.5% in operating expenses, bad debt writeoffs represented a significant increase of $1,162,000 or 17.0% over 1991. Business failures and slow collections were prevalent during the two year period. Close monitoring of accounts Receivable along with the writeoffs resulted in an improvement in the quality of the outstanding Receivables. Another major reason for the increase in expenses was the commencement of a renewed national advertising thrust directed toward

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ---------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------

the consumer especially in large metropolitan areas. The relocation of private label production from Gibbsboro, New Jersey to Newark, New Jersey in the latter part of 1992 also accounted for a one-time charge of approximately $500,000.

     Other income in 1992 declined $759,000 from the previous year. Reduced interest rates earned on short-term securities combined with lesser amounts available for temporary investments occasioned the decrease.

     Net income before taxes and minority interest was $60,399,000, up $208,000 over 1991.

     The Company's effective income tax rate was 38.9% in 1992 as compared with 39.4% in 1991. The provision for income taxes decreased by $189,000 or .8%.

     Net income of $36,307,000 in 1992 was $370,000 or  1% above 1991.
Earnings per share were $3.66 in 1992, and improvement of $.12 over 1991. Dividends declared per share were $1.67 compared with $1.62 in the prior year.

     The Company's warehouse operation in New Zealand which opened in 1991 showed some indication of growth but had little effect on either net sales or net income.


FINANCIAL POSITION AND LIQUIDITY

     During 1993 the financial strenth of the Company continued to be evidenced in the ability of the cash flows from operations to meet operating and capital requirements.

     Net cash flows provided by operating activities amounted to $32,282,000 in 1993 compared with $39,972,000 in 1992 and $33,772,000 in 1991.

     The decrease in operating cash flows of 1993 vs. 1992 was attributable to the additional support required for accounts and notes receivable and for the higher inventories of merchandising material which is reflected in prepaid expenses.

     Net cash flows used in investing activities showed a significant increase in 1993 over the prior year.

     The completion of the property renovation for a corporate technical and administrative center in Flanders, New Jersey accounted for the increase of over $2,017,000 in capital expenditures of 1993 compared with 1992. The continued reduction in short-term investments was a reflection of the use of internal funds for the Flanders building project as well as, in part, the accounts receivable support.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ---------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------


     The cash flows used in financing activities declined over $4,800,000 principally due to lower requirements for the acquisition of treasury stock. Generally, the Company finances its stock repurchases from its working capital in accordance with the conditions described at Part II, Item 5 above. It is expected that any future purchases will be similarly financed.

     During the three years ended December 31, 1993 the Company purchased 141,048; 218,110 and 178,683 shares, respectively, of its common stock. In addition, a capital contribution of 42,000 shares was received by the Company in 1991 through a bequest of a deceased senior executive.

     Sales of treasury stock are made to employees under an Employees' Stock Purchase Plan. During 1992 and 1991, the Company sold 300 and 229,100 shares, respectively, to employees. In addition, the Company distributed 876; 1,432 and 2,004 shares to non-executive sales employees in 1993, 1992 and 1991, respectively.

     During 1993 borrowing by the Company was largely limited to short-term line of credit uses by the Canadian subsidiary. The subsidiary in New Zealand also utilized local bank loans for a majority of its capital requirements.

     In 1994 the Company will continue with a major expansion of its production and warehouse facility at Mesquite, Texas. The project which is expected to amount to $8,500,000, is anticipated to consist of several phases with completion in 1995. The closing of the Houston plant and the transfer of production to the Mesquite facility is planned upon completion of the building project at Mesquite. A warehouse addition at an estimated cost of $800,000 is also in progress at the Pell City, Alabama plant.

     The renovation of the interior offices at the general administrative offices location in Montvale, New Jersey, at a cost of approximately $1,000,000, is expected to be completed by mid 1994. In addition, the relocation of the Company's Jacksonville, Florida plant, which is located adjacent to the Gator Bowl, will commence within the next year due to the awarding of an NFL football franchise to the city. The property occupied by the plant is included in the local development project. Negotiations are being conducted with the appropriate authorities for property appraisals and a determination of relocation costs.

     It is likely that a limited amount of short-term bank borrowing may be necessary to supplement funds from operating cash flows to finance the several construction projects.

     OTHER MATTERS

     The Company places importance on its environmental responsibilites. Compliance with current laws concerning environmental protection has not resulted in significant capital expenditures and has

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ---------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------


not  had  a material  adverse  effect  on  the
Company's earnings or its financial postion. The Company does not anticipate that future costs associated with current laws governing environmental protection will have a material effect upon its capital expenditures, earnings or competitive postion.

     For information regarding Financial Accounting Standards that have been issued but not yet adopted by the Company refer to Note 6 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------


     The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the auditors' report, are set forth on pages 17 through 34. The additional financial information set forth in Part IV and included herein should be read in conjunction with the consolidated financial statements.

DELOITTE &
    TOUCHE
- - ----------                      ----------------------------------------------
                                Two Hilton Court    Telephone:  (201) 631-7000
                                P.O. Box 319        Facsimilie: (201) 631-7459
                                Parsippany, New Jersey 07054-0319



INDEPENDENT AUDITORS' REPORT



Benjamin Moore & Co.:


We have audited the accompanying consolidated financial statements of Benjamin Moore & Co. and its subsidiaries, listed in the index at Item
14. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benjamin Moore & Co. and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes to Consolidated Financial Statements listed in the Index at Item 14, the Company changed both its method of accounting for income taxes to conform with Statement of Financial Accounting Standards ("SFAS") No. 109 and its method of accounting for postretirement benefits other than pensions to conform with SFAS No. 106.



/s/ Deloitte & Touche
Deloitte & Touche

March 1, 1994


- - ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- - ---------------

                        BENJAMIN MOORE & CO. and Subsidiaries

                         CONSOLIDATED STATEMENTS OF INCOME
                For the Years Ended December 31, 1993, 1992 and 1991



                                                   1993          1992           1991
NET SALES (Note 4)........................    $511,951,465   $483,932,713   $462,972,085
                                              ------------   ------------   ------------

COSTS AND EXPENSES: (Notes 6 and 11)
  Cost of products sold...................     267,494,172    254,361,885    246,614,875
  Selling, administrative and general.....     184,254,963    170,091,083    157,844,997
  Other income, net (Note 14).............        (748,605)      (919,226)    (1,678,283)
                                              ------------   ------------   ------------
  TOTAL COSTS AND EXPENSES.....                451,000,530    423,533,742    402,781,589
                                              ------------   ------------   ------------

INCOME BEFORE TAXES AND MINORITY
  INTEREST................................      60,950,935     60,398,971     60,190,496

INCOME TAX PROVISION (Note 13)............      23,897,061     23,518,028     23,706,891
                                              ------------   ------------   ------------

INCOME BEFORE MINORITY INTEREST...........      37,053,874     36,880,943     36,483,605

MINORITY INTEREST IN NET INCOME
  OF CONSOLIDATED SUBSIDIARY..............         542,959        573,606        546,180
                                              ------------   ------------   ------------

NET INCOME................................    $ 36,510,915   $ 36,307,337   $ 35,937,425
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING......................       9,723,937      9,916,669     10,139,417
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

EARNINGS PER SHARE OF
  COMMON STOCK............................         $3.75          $3.66          $3.54
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK.........................         $1.68          $1.67          $1.62
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

                    See Notes to Consolidated Financial Statements.

                         BENJAMIN MOORE & CO. and Subsidiaries

                              CONSOLIDATED BALANCE SHEETS
                              December 31, 1993 and 1992
              ASSETS
                                                           1993           1992
CURRENT ASSETS:
  Cash .............................................. $  5,011,498   $  8,031,011
  Short-term investments ............................   20,683,414     26,875,366
  Accounts and notes receivable - net (Note 2).......   80,759,227     74,549,995
  Inventories (Note 3) ..............................   51,477,474     49,184,151
  Prepaid expenses ..................................   18,959,037     14,357,743
  Deferred income taxes (Note 13) ...................    8,307,138      8,120,109
                                                      ------------   ------------

         TOTAL CURRENT ASSETS .......................  185,197,788    181,118,375

INVESTMENTS IN TEMPORARY CO-OWNERSHIPS (Note 4) .....    9,173,763      7,741,666

PROPERTY, PLANT AND EQUIPMENT - NET (Note 5).........   60,269,658     54,924,235

OTHER ASSETS (Notes 2 and 6) ........................   21,398,930     19,825,302
                                                      ------------   ------------
   TOTAL ....................................         $276,040,139   $263,609,578
                                                      ------------   ------------
                                                      ------------   ------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    obligations (Note 10) ........................... $  5,333,001   $  4,506,732
  Accounts payable - trade ..........................   18,984,997     18,838,008
  Other liabilities and accrued expenses (Note 7)....   24,095,544     21,558,051
  Dividends payable .................................    3,582,417      3,634,011
                                                      ------------   ------------

         TOTAL CURRENT LIABILITIES ..................   51,995,959     48,536,802


DEFERRED INCOME TAXES (Note 13) .....................    2,675,968      3,033,967
                                                      ------------   ------------

LONG-TERM OBLIGATIONS (Note 10) .....................    6,477,210      7,825,000
                                                      ------------   ------------

MINORITY INTEREST IN NET ASSETS
  OF CONSOLIDATED SUBSIDIARY ........................    5,130,728      5,160,152
                                                      ------------   ------------

COMMITMENTS (Note 11)
SHAREHOLDERS' EQUITY: (Notes 6 & 12)
  Preferred stock, $10 par value-
    authorized, 500,000 shares; issued - none
  Common stock, $10 par value- authorized,
    20,000,000 shares; issued 13,164,312
    at December 31, 1993 and 1992....................  131,643,120    131,643,120
  Additional paid-in capital ........................   21,960,011     21,880,795
  Retained earnings .................................  154,432,773    134,239,948
  Accumulated currency translation adjustment .......   (2,449,956)    (1,450,945)
  Cost of treasury stock; 3,496,194 shares and
    3,356,022 shares at December 31, 1993 and 1992 ..  (80,477,178)   (69,927,602)
  Employees' stock ownership and stock purchase
    plan notes ......................................  (15,348,496)   (17,331,659)
                                                      ------------   ------------
         SHAREHOLDERS' EQUITY - NET .................  209,760,274    199,053,657
                                                      ------------   ------------
           TOTAL .................................... $276,040,139   $263,609,578
                                                      ------------   ------------
                                                      ------------   ------------

                    See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years Ended December 31, 1993, 1992 and 1991


                                                                                 Accumulated                      Employees' Stock
                                                    Additional                     Currency                         Ownership and
                                        Common       Paid-in        Retained      Translation      Treasury       Stock Purchase
                                        Stock        Capital        Earnings       Adjustment        Stock           Plan Notes
                                    ------------  ------------   -------------   -------------   ------------   ------------------
  Balance, December 31, 1990...     $131,643,120  $ 9,852,382    $ 94,901,879    $   678,492     $(44,446,812)   $(10,601,438)
    Net income for the year...                                     35,937,425
    Cash dividends declared
      on common stock -
      $1.62 per share..........                                   (16,378,429)

    Sale and distribution of
      treasury stock - 231,104
      shares...................                     9,632,181                                         867,852     (10,025,183)
    Treasury stock purchases
      and capital contribution-
      220,683 shares...........                     2,299,500                                     (12,302,143)
    Interest charged on ESPP
      notes....................                                                                                       (81,285)
    Dividends credited
      to ESPP notes............                                                                                       404,625
    Note payments..............                                                                                     1,104,808
    Foreign currency
      translation adjustment...                                                       77,874
                                    ------------  -----------    ------------    -----------     ------------    ------------
  Balance, December 31, 1991...      131,643,120   21,784,063     114,460,875        756,366      (55,881,103)    (19,198,473)

    Net income for the year....                                    36,307,337
  Cash dividends declared
    on common stock -
    $1.67 per share............                                   (16,528,264)
  Sale and distribution of
    treasury stock -
    1,732 shares...............                        96,732                                           7,429         (12,165)
  Treasury stock purchases -
    218,110 shares.............                                                                   (14,053,928)
  Interest charged on ESPP
    notes......................                                                                                       (51,232)
  Dividends credited
    to ESPP notes..............                                                                                       483,012
  Note payments................                                                                                     1,447,199
  Foreign currency
    translation adjustment.....                                                   (2,207,311)
                                    ------------  -----------    ------------    -----------     ------------    ------------
  Balance, December 31, 1992...      131,643,120   21,880,795     134,239,948     (1,450,945)     (69,927,602)    (17,331,659)

    Net income for the year....                                    36,510,915
    Cash dividends declared
      on common stock -
      $1.68 per share..........                                   (16,318,090)
    Distribution of treasury
      stock - 876 shares.......                        58,701                                           4,336
    Treasury stock purchases
      and capital contribution-
      141,048 shares...........                        20,515                                     (10,553,912)
    Interest charged on ESPP
      notes....................                                                                                       (30,459)
    Dividends credited
      to ESPP notes............                                                                                       470,418
    Note payments..............                                                                                     1,543,204
    Foreign currency
      translation adjustment...                                                     (999,011)
                                    ------------  -----------    ------------    -----------     ------------    ------------
  Balance, December 31, 1993...     $131,643,120  $21,960,011    $154,432,773    $(2,449,956)    $(80,477,178)   $(15,348,496)
                                    ------------  -----------    ------------    -----------     ------------    ------------
                                    ------------  -----------    ------------    -----------     ------------    ------------

                                 See Notes to Consolidated Financial Statements.

                                  BENJAMIN MOORE & CO. and Subsidiaries

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended December 31, 1993, 1992 and 1991

                                                                           1993           1992           1991
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................       $36,510,915     $36,307,337    $35,937,425
   Adjustments To Reconcile Net Income To Net Cash Flows
     Provided By Operating Activities:
       Depreciation and amortization ...........................         8,551,136       7,928,547      6,479,536
       Decrease in deferred income taxes .......................          (525,923)       (571,718)      (914,499)
       Minority interest in net income
         of consolidated subsidiary ............................           542,956         573,606        546,180
       (Gain) loss on disposal of fixed assets .................               (84)         72,429         34,070
       Interest charged on employee stock purchase
         plan notes ............................................           (30,459)        (51,232)       (81,285)
       Other ...................................................           (25,675)        329,128        (83,635)
     Changes In Assets And Liabilities:
       Increase in accounts and notes receivable ...............        (6,513,849)     (2,520,064)    (7,470,424)
       Increase in inventories .................................        (2,529,226)     (1,526,191)    (1,662,015)
       (Increase) decrease in prepaid expenses .................        (4,709,608)       (758,755)     1,293,753
       Increase in notes receivable due after one year .........          (712,384)     (4,464,970)    (1,358,098)
       Increase in other assets ................................        (1,950,905)       (765,341)      (905,225)
       Increase in other current liabilities ...................
                                                                         3,674,866       5,419,224      1,956,712
                                                                       -----------     -----------    -----------
         Net Cash Flows Provided By Operating Activities .......        32,281,760      39,972,000     33,772,495
                                                                       -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets ..........................            15,150          87,130         90,700
   Payments for purchase of property, plant and equipment ......       (13,217,058)    (11,200,173)   (15,431,108)
   Payments for purchase of intangibles ........................          (235,440)                    (4,080,000)
   Decrease in short-term investments ..........................         6,191,952       8,485,497     12,142,114
   Investments in temporary co-ownerships ......................        (2,718,308)     (1,868,578)    (1,036,346)
   Proceeds from sales of temporary co-ownership interests .....         1,137,003       1,256,852        535,702
                                                                       -----------     -----------    -----------
         Net Cash Flows Used In Investing Activities ...........        (8,826,701)     (3,239,272)    (7,778,938)
                                                                       -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends ........................................       (15,899,266)    (15,925,947)   (15,765,677)
   Payment of dividends to minority shareholders ...............          (225,277)       (236,263)      (220,387)
   Proceeds from sale of treasury stock ........................                             1,434        359,920
   Payments for purchase of treasury stock .....................       (10,553,912)    (14,053,928)   (10,002,643)
   Repayments of long-term obligations .........................        (1,350,000)     (2,596,913)    (1,820,903)
   Payments received on employees' stock ownership and
     stock purchase plan notes .................................         1,543,204       1,447,199      1,104,808
                                                                       -----------     -----------    -----------
         Net Cash Flows Used In Financing Activities ...........       (26,485,251)    (31,364,418)   (26,344,882)
                                                                       -----------     -----------    -----------
Effect of exchange rate changes on cash ........................            10,679           4,823         10,735
                                                                       -----------     -----------    -----------

Net (Decrease) Increase in Cash ................................        (3,019,513)      5,373,133       (340,590)
Cash at Beginning of Year ......................................         8,031,011       2,657,878      2,998,468
Cash at End of Year ............................................       $ 5,011,498     $ 8,031,011    $ 2,657,878
                                                                       -----------     -----------    -----------
                                                                       -----------     -----------    -----------
Supplemental Cash Flow Information:
   Interest paid ...............................................       $ 1,117,166     $ 1,096,584    $ 1,361,957
   Income taxes paid ...........................................       $25,124,273     $26,686,136    $23,475,801
Supplemental Schedule Of Noncash Investing And Financing
 Activities:
   Additions to obligations under capital leases ...............  $    124,191
   Issuance of employee stock purchase plan notes ..............                       $    12,165    $10,025,183
   Capital contribution ........................................  $     20,515                        $ 2,299,500

                         See Notes to Consolidated Financial Statements.

                       BENJAMIN MOORE & CO. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended December 31, 1993, 1992 and 1991



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Basis of Presentation
    ---------------------
    The financial statements include all majority-owned subsidiaries except for Temporary Co-Ownerships as explained in Note 4 below. All balances and transactions between subsidiaries are eliminated in consolidation.

     Foreign Currency Translation
     ----------------------------
     All balance sheet accounts of foreign subsidiaries are translated to United States dollars at current exchange rates. The income statements are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

     Short-Term Investments
     ----------------------
     Short-term investments consist of United States treasury bills of $14,422,837 in 1993 and $20,850,732 in 1992, stated at cost, which approximates market value, and a mutual fund of short duration portfolio of $6,260,577 in 1993 and $6,024,634 in 1992, carried at the lower of cost or market value. The carrying amount of these investments approximates fair value.

    Inventory
    ---------
    Inventories are valued at lower of cost, determined by the use of the last-in, first-out (LIFO) method, or market.

    Property, Plant and Equipment
    -----------------------------
    The major classes of property along with the depreciation and amortization methods and estimated useful lives used are set forth below:


                                                                                         Estimated
                      Asset             Depreciation and Amortization  Methods          Useful Life
                      -----             --------------------------------------          -----------
Buildings..................             Straight-line, sum of the years digits,
                                        declining balance                               25-45 yrs.
Machinery  and  equipment..             Sum of the years digits, declining balance       8-11 yrs.
Furniture and fixtures.....             Sum of the years digits, declining balance       6-10 yrs.
Automobiles and trucks.....             Sum of the years digits, declining balance       3-6 yrs.
Leasehold improvements.....             Straight-line                                    3-20 yrs.


    Major expenditures for renewals and improvements are capitalized; maintenance and repairs are expensed. The cost of property retired or sold is eliminated from the asset account and, after deducting the related accumulated depreciation, any profit or loss is included in income.

     Intangible Assets
     -----------------
     Intangible assets acquired during 1993 and 1991, amounting to $1,083,561 and $4,080,000, respectively, are valued at cost and are being amortized over their estimated useful lives. During 1993 and 1992 amortization of such intangibles amounted to $942,685 and $642,632, respectively.

    Provision for Income Taxes
    --------------------------
    The Company and its subsidiaries file separate tax returns. The Company provides deferred income taxes on temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. Tax credits are included as a reduction of income tax expense in the year the credits arise.

      Pension Expense
      ---------------
    It is the Company's policy to fund all qualified pension costs based on calculations made by independent actuaries. Pension expense is determined in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. Unrecognized net assets are being amortized over 16-2/3 years for the United States plan and 15 years for the Canadian plan.

    Research and Development Costs
    ------------------------------
    Research and development and quality control expenditures are charged to income in the year incurred and amounted to $13,987,537, $12,417,319 and $11,300,763 in 1993, 1992 and 1991, respectively.
Quality control expenditures aggregated $5,001,518, $4,716,561 and $4,054,769, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

     Accounting Change
     -----------------
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The net unrecorded liability at the date of adoption is being amortized over 20 years (See Note 6). As of the same date, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Prior year financial statements have not been restated. The adoption of SFAS No. 109 resulted in an additional income tax expense of approximately $700,000 in 1993 (See Note 13).

    Reclassifications
    -----------------
    Certain reclassifications have been made in the 1991 financial statements to conform to the method of presentation used in 1993.


2.   ACCOUNTS AND NOTES RECEIVABLE


                                                        December  31,
                                                  -----------------------
                                                     1993            1992

     Trade  ..................................   $88,940,829      $81,337,135
     Other  ..................................     1,493,077        1,049,161
                                                 -----------      -----------
           Total .............................    90,433,906       82,386,296
     Less allowance for doubtful accounts  ...     9,674,679        7,836,301
                                                 -----------      -----------
          Net  ...............................   $80,759,227      $74,549,995
                                                 -----------      -----------
                                                 -----------      -----------


     Notes receivable due after one year amounted to $12,614,376 and $11,904,207 at December 31, 1993 and 1992, respectively, and are included in Other Assets in the accompanying balance sheet. The carrying amount of notes receivable approximates fair value.

3.   INVENTORY

                                                        December  31,
                                                  -----------------------
                                                     1993            1992

     Finished  goods .........................   $31,223,724     $27,979,303
     Raw materials  ..........................    20,253,750      21,204,848
                                                 -----------     -----------

          Total  .............................   $51,477,474     $49,184,151
                                                 -----------     -----------
                                                 -----------     -----------

     If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used, inventory would have been $15,601,000, $13,142,000 and $15,235,000 higher than reported at
December 31, 1993, 1992 and 1991, respectively.

     Work-in-process is not significant, due to the brief production cycle, and is included with raw materials.

4.  INVESTMENTS IN TEMPORARY CO-OWNERSHIPS

    Investments in Temporary Co-Ownerships are carried at cost. These investments, in the capital stock of retail paint stores, are non-interest bearing financing arrangements. All increases in equity from earnings accrue solely to the benefit of the independent co-owners. The Company sells its products to Temporary Co-Ownerships at the same prices and terms used in transactions with all other customers. A reasonable estimate of fair value of the investments in Temporary Co-Ownerships could not be made without incurring excessive costs.

5.   PROPERTY, PLANT AND EQUIPMENT

                                                        December  31,
                                                  -----------------------
                                                     1993            1992

    Land...................................    $  6,985,753      $ 6,135,827
    Buildings..............................      53,769,421       46,909,858
    Machinery, equipment and leasehold
       improvements.........................     75,353,810       71,572,295
                                                -----------      -----------
         Total.............................     136,108,984      124,617,980
     Less accumulated depreciation and
      amortization.........................      75,839,326       69,693,745
                                                -----------      -----------
       Property, plant  and  equipment-net.     $60,269,658      $54,924,235
                                                -----------      -----------
                                                -----------      -----------

    Capital leases included in the above are as follows:

Classes of Property
                                                        December  31,
                                                  -----------------------
                                                     1993            1992

     Land...................................      $   96,000       $   96,000

     Buildings..............................       1,616,902        1,616,902

     Machinery, equipment and
       leasehold improvements...............       3,511,123        3,406,402
                                                  ----------       ----------
         Total..............................       5,224,025        5,119,304

     Less accumulated depreciation
       and amortization.....................       3,811,492        3,456,342
                                                  ----------       ----------
          Net...............................      $1,412,533       $1,662,962
                                                  ----------       ----------
                                                  ----------       ----------

6.   EMPLOYEE BENEFIT PLANS

     Pension Plans
     -------------

     The   Company   and   its subsidiaries   have   retirement income
plans  covering
substantially all employees. The benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

     The funded status and amounts recognized in the Company's balance sheet at December 31, 1993 and 1992, as determined by independent actuaries, are presented below:

                                               December 31, 1993              December 31, 1992
                                               -----------------              -----------------

                                           United States     Canadian     United States     Canadian
                                                Plan           Plan            Plan           Plan
                                           --------------------------     ---------------------------

      Actuarial present value of:

 Vested benefit obligation ...............     $ 97,082,000    $10,059,000     $73,817,000    $ 7,487,000
                                               ------------    -----------     -----------    -----------
                                               ------------    -----------     -----------    -----------

 Accumulated benefit obligation ..........     $ 99,572,000    $10,059,000     $75,474,000    $ 7,711,000
                                               ------------    -----------     -----------    -----------
                                               ------------    -----------     -----------    -----------

      Projected benefit obligation for
 service rendered to date ................     $119,931,000    $11,860,000    $101,711,000    $10,440,000

      Plan assets at fair value (plan assets
 are invested primarily in various
 contracts with insurance companies) .....      112,128,000     16,495,000     104,704,000     14,929,000
                                               ------------    -----------     -----------    -----------

      Projected benefit obligation (in excess
 of) less than plan assets ...............      (7,803,000)     4,635,000        2,993,000      4,489,000

      Unrecognized net loss (gain) from past
 experience different from that assumed ..       5,907,000      1,024,000       (1,272,000)     1,040,000

      Prior service cost not yet recognized
 in net periodic pension cost ............       3,271,000                        (428,000)

      Unrecognized transition asset, net
 of   amortization  .........................   (2,997,000)    (3,077,000)      (3,343,000)    (3,023,000)
                                               ------------    -----------     -----------    -----------

      Accrued pension (cost) credit recognized in
 (other liabilities) other assets on the
 balance sheet............................    $ (1,622,000)   $ 2,582,000     $ (2,050,000)   $ 2,506,000
                                               ------------    -----------     -----------    -----------
                                               ------------    -----------     -----------    -----------

  Net pension costs include the following components:

                                                      1993           1992          1991
     Service cost-benefits earned during the
       period ................................ $   3,708,000   $  3,458,000   $  3,264,000

     Interest cost on projected benefit
       obligation ............................     9,713,000      9,015,000      8,472,000

     Actual return on plan assets ............   (10,549,000)    (8,014,000)   (18,456,000)

     Net amortization and deferral ...........      (257,000)    (2,926,000)     8,779,000
                                                ------------   ------------   ------------
        Net  periodic pension cost ........... $   2,615,000   $ 1,533,000    $  2,059,000
                                                ------------   ------------   ------------
                                                ------------   ------------   ------------

          The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 4 percent, respectively in 1993 and 8 1/2 percent and 6 1/2 percent, respectively in 1992 and 1991. The expected long-term rate of return on assets, net of expenses, was 8.5 percent in 1993 and 9 percent in 1992 and 1991.

    Postretirement Medical and Life Insurance Plans
    -----------------------------------------------

    The  Company  and  its  subsidiaries   have  two  defined  benefit
     postretirement plans that cover substantially all of the United States employees of the Company and its subsidiaries. One plan provides medical benefits, and the other provides life insurance benefits. The postretirement health care plan is contributory for employees retiring on or after January 1, 1993, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by the same percent increase experienced by the Net Incurred Charges through 1998, after which all future cost increases will be passed onto the retirees.

          As of December 31, 1993, the Company has not established any specific funding policy.

     The following table sets forth the plans' funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 1993.

                                                            Medical               Life Insurance
                                                             Plan                       Plan
                                                        --------------            --------------
Accumulated postretirement benefit obligation:

  Retirees  .....................................        $(14,343,000)             $(1,078,000)
  Fully eligible active  plan participants ......          (3,635,000)                (172,000)
  Other active plan participants  ...............          (6,744,000)                (383,000)
                                                         ------------              -----------

Accumulated postretirement benefit
     obligation in  excess of  plan assets ......         (24,722,000)              (1,633,000)

Unrecognized net (gain) or loss from past
  experience different from that assumed
  and from changes in assumptions ...............           3,211,000                  194,000

Unrecognized transition obligation  .............          19,763,000                1,262,000
                                                         ------------              -----------

Accrued postretirememt benefit cost
  recognized in the other liabilities on
    the balance sheet..........................         $  (1,748,000)             $  (177,000)
                                                         ------------              -----------
                                                         ------------              -----------

    Net periodic postretirement benefit cost for 1993 included the following components:

    Service cost-benefits attributed
      to service during the period .............          $  368,000

    Interest cost on accumulated
      postretirement benefit obligation ........           1,822,000

    Net amortization and deferral ..............           1,107,000
            ----------

    Net periodic postretirement benefit cost ...          $3,297,000

     For measurement purposes, the 1994 annual rate of increase in the per capita cost of covered health care benefits was assumed to be 14% for costs under age 65 and 11.1% for costs over age 65; the rates were assumed to decrease gradually to 6% for 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $957,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $61,000.

  The weighted-average discount rate used in determing the accumulated postretirement benefit obligation was 7 percent.

        During 1993, the Company's Canadian subsidiary continued to provide certain health care and life insurance benefits for retired employees as were previously provided to substantially all employees of the Company. Substantially all of the employees of the Company's Canadian subsidiary became eligible for those benefits upon retirement at the normal retirement age. The benefits are provided through insurance companies whose premiums are based upon the benefits paid during the year.

  The Company recognized the cost of providing those benefits by expensing the annual insurance premiums, which amounted to approximately $54,000, $822,000 and $703,000 in 1993, 1992 and 1991, respectively.

  Postemployment Benefits
  -----------------------

          In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This new statement requires an accrual of benefits provided to former or inactive employees after employment but before retirement. The cost of these benefits is currently expensed on a pay-as-you-go basis by the Company. The Company is required to adopt this statement in 1994. It is estimated that adoption of SFAS No. 112 will result in the accrual of a liability of approximately $1,300,000 as of January 1, 1994.

  Employees' Stock Ownership Benefit Plan
  ---------------------------------------

          The Company also maintains a qualified Employees' Stock Ownership Benefit Plan (ESOP), covering substantially all of its United States employees. The Board of Directors of the Company is authorized to make contributions from time to time to the plan trust fund.

          In 1989, the Company and its ESOP entered into a leveraged transaction whereby the Company borrowed $10,000,000 from a bank and loaned such funds to the ESOP. The ESOP used the loan proceeds to purchase, as restated to reflect the 1990 stock dividend, 239,792.236 shares of the Company's common stock; 87,590 shares from estates and 152,202.236 shares from the Company's treasury stock account. The bank loan bears interest at 7.85% and is payable in ten graduated annual installments through June 30, 1999. Based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying value of the bank loan approximates its current fair value. The common stock purchased by the ESOP is held by the ESOP trustees as collateral for the loan from the Company to the ESOP in a restricted account. Each year the Company will make contributions to the plan, which the plan's trustees will use to repay the loan from the Company in an amount sufficient for the Company to make interest and principal payments on the loan. The collateralized shares of common stock will be released from restriction and allocated to participating employees annually, as of December 31, based upon the percentage of debt service paid during the year then ended to the
     projected total amount of  debt  service   to  be  paid  under  the  loan
     agreement.

          Contributions to the ESOP amounted to $1,160,599, $1,140,564 and $1,096,272 in 1993, 1992 and 1991, respectively.

          The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Company's Canadian employees. The Canadian subsidiary contributed approximately $144,000, $141,000 and $135,000 to the Canadian plan trust fund in 1993, 1992 and 1991, respectively.

          Stock Option Plan
          -----------------

          During 1993 the Company adopted a Stock Option Plan. The Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, may be granted. The options become fully vested over a period of up to four years. During 1993 the Company granted options to purchase 233,785 shares at an option price of $73.26 per share, which is the fair value at the date of grant as determined by independent appraisal. At December 31, 1993 none of the options were exercisable.

     7.   OTHER LIABILITIES AND ACCRUED EXPENSES


                                                        December  31,
                                                  -----------------------
                                                     1993            1992

  Income taxes  payable ...................... $  2,392,051    $  2,382,132
  Salaries, wages  and commissions ...........    3,962,768       4,011,129
  Customer discounts  and allowances .........    2,757,399       2,625,168
  Environmental remediation  costs ...........    2,311,094       2,177,619
  Other  .....................................   12,672,232      10,362,003
                                               ------------    ------------
        Total  ............................... $ 24,095,544    $ 21,558,051
                                               ------------    ------------
                                               ------------    ------------


      8.   GEOGRAPHIC SEGMENT INFORMATION

          The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Assets and operating results by geographic area are as follows:

   NET SALES:

                       United States       Foreign        Consolidated
                       -------------     -----------      ------------

     1993 ..........   $454,215,349      $57,736,116      $511,951,465

     1992 ..........   $426,409,378      $57,523,335      $483,932,713

     1991  ..........   $404,834,192     $58,137,893      $462,972,085

   INCOME BEFORE TAXES
   AND MINORITY INTEREST:


                       United States       Foreign        Consolidated
                       -------------     -----------      ------------

     1993 ..........   $56,762,454       $4,188,481        $60,950,935

     1992 ..........   $56,342,273       $4,056,698        $60,398,971

     1991 ..........   $55,162,304       $5,028,192        $60,190,496


   IDENTIFIABLE ASSETS:

     1993 ..........  $237,810,998      $38,229,141       $276,040,139

     1992  .......... $228,204,051      $35,405,527       $263,609,578

     1991  .......... $220,322,784      $35,251,911       $255,574,695


       9.  SHORT-TERM BORROWINGS


     Information regarding the Company's arrangements with banks in the United States, Canada and New Zealand for short-term lines of credit follows:

                                                           December 31,
                                          -------------------------------------------
                                                1993           1992          1991
Outstanding borrowings at end of year.....  $ 3,861,000   $  3,157,000   $   926,000

Average interest rate on outstanding
  borrowings at end of year...............         5.8%           7.0%          8.0%

Maximum month-end outstanding
  borrowings during the year ended........  $ 9,856,000    $ 7,045,000   $  4,987,000

Approximate month-end average
  outstanding borrowings during
  the year ended..........................  $ 6,159,000    $ 3,547,000   $  2,363,000

Weighted average interest rate
  on approximate month-end
  average borrowings outstanding
  during the year ended...................         6.2%           7.6%          10.5%

Unused portion of lines of credit
  at end of year..........................  $22,138,000    $23,445,000    $24,900,000

    There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.


10. LONG-TERM OBLIGATIONS



                                                        December  31,
                                                  -----------------------
                                                     1993            1992

Loan payable (See Note 6)......................  $ 6,925,000      $ 7,775,000

Capital leases (See Note 11)...................    1,024,191        1,400,000

  Total........................................    7,949,191        9,175,000

Less payments due within one year..............    1,471,981        1,350,000

  Long-term obligations........................  $ 6,477,210      $ 7,825,000


     Principal payments of  $1,471,981,  $1,450,806,  $1,126,405,
$1,200,000  and $1,300,000 are due in 1994, 1995, 1996, 1997 and 1998,
respectively.


11. LEASES

    During 1985, the Industrial Development Board of the City of Pell City, Alabama, issued $5,000,000 ten year, First Mortgage Industrial Revenue Bonds, guaranteed by the Company, to an Alabama Bank under a mortgage and trust indenture of which the Bank is the trustee. The bonds bear interest at a floating rate equal to 79% of the Bank's lending rate. The proceeds of the bonds were used by the Industrial Development Board to finance the construction of a plant facility in Pell City, Alabama, which is being leased to the Company for a ten-year period ending September 1, 1995. At the end of the lease term, or earlier in the event of prepayment of this obligation, the plant facility which has been recorded as a capital lease, may be purchased by the Company for $1,000.

    The Company also leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under operating leases expiring at various dates.

   Minimum future obligations under leases as of December 31, 1993 are as follows:

                                               Capital       Operating
Year ending December 31,                       Leases         Leases         Total
                                             -----------   -------------   ---------
1994...................................      $  592,652    $ 5,277,861     $ 5,870,513
1995...................................         468,688      3,636,535       4,105,223
1996...................................          27,497      2,412,567       2,440,064
1997...................................                      1,397,512       1,397,512
1998...................................                        549,676         549,676
1999-2003..............................                        510,030         510,030
                                             ----------    -----------     -----------
     Total minimum lease payments......       1,088,837    $13,784,181     $14,873,018
                                             ----------    -----------     -----------
                                                           -----------     -----------
Less amount representing interest (at
     rates ranging from 4.74% to
     7.757%)...........................         64,646
                                             ---------

     Present value of net minimum
       lease payments..................     $1,024,191
                                           ----------
                                           ----------

     Rental expense on operating leases (including amounts based on equipment usage) was approximately $8,255,642, $6,912,552 and $6,479,948 for the years ended December 31, 1993, 1992 and 1991, respectively.


12.  SHAREHOLDERS' EQUITY


     In 1978 the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan (ESPP). Under the Plan, as restated to reflect stock dividends, up to an aggregate of 800,000 shares of Common Stock held in the treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm, at the date of offering. Since 1979, 509,965 shares have been sold to employees. During 1992, the Company sold 300 shares to employees.

     Notes receivable outstanding with respect to the above referenced Plan, as well as the ESOP note receivable, as of December 31, 1993 and 1992 are reflected in the Balance Sheets as reductions in shareholders' equity. The notes received by the Company relative to the 1991 ESPP offering are non-interest bearing.

     Treasury stock is reflected at acquisition value, determined by the use of the first-in, first-out (FIFO) method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

     During 1993 and 1991, the Company received capital contributions of $20,515 and 42,000 shares, respectively, through the bequest of a deceased senior executive.

     A reconciliation of the number of common shares outstanding is as follows:

                                                    Shares of Common Stock
                                              -------------------------------

                                          Issued         Treasury      Outstanding
                                          ------         --------      -----------
     Balance, December 31, 1990.......   13,164,312      3,150,065      10,014,247

     Sale and distribution of
       treasury stock.................                    (231,104)        231,104

     Treasury stock purchases
       and capital contributions......                     220,683        (220,683)
                                         ----------      ---------      ----------

     Balance, December 31, 1991.......   13,164,312      3,139,644      10,024,668

     Sale and distribution of
       treasury stock.................                      (1,732)          1,732

     Treasury stock purchases.........                     218,110        (218,110)
                                         ----------      ---------      ----------

     Balance, December 31, 1992.......   13,164,312      3,356,022       9,808,290

     Distribution of treasury
       stock..........................                        (876)            876

     Treasury stock purchases.........                     141,048        (141,048)
                                         ----------      ---------      ----------

     Balance, December  31, 1993.......  13,164,312      3,496,194      9,668,118
                                         ----------      ---------      ----------
                                         ----------      ---------      ----------

13.  INCOME TAXES

     The composition of the income tax provision is as follows:

                                            1993          1992          1991

     State and local income taxes .... $ 4,595,010   $ 4,749,421    $ 4,412,758
     Foreign income  taxes ...........   1,946,324     1,732,755      2,112,240
     Federal income taxes:
       Current .......................  18,310,612    17,751,496     17,984,412
       Deferred ......................    (954,885)     (715,644)      (802,519)

         Total  ...................... $23,897,061    $23,518,028   $23,706,891

          Deferred income taxes represent the tax effects of recognizing certain expenses in different periods for tax and financial reporting, none of which are individually significant in any year.

          A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                            1993          1992          1991

  Statutory tax rate.................       35.0%         34.0%         34.0%

    Effect of:
       State and local income taxes..        4.9           5.2           4.8

       Other  - net...................       (.7)          (.3)           .6
                                            ----          ----          ----
  Effective tax rate.................       39.2%         38.9%         39.4%
                                            ----          ----          ----
                                            ----          ----          ----


     The Company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $23,902,094, $22,358,291 and $21,429,758 at December 31, 1993, 1992
and 1991, respectively, because the Company intends to reinvest such earnings indefinitely.

14.  OTHER (INCOME) EXPENSE, NET

     The components of other (income) and expense, net are as follows:

                                                1993          1992          1991
     Other  income .....................   $(1,879,938)   $(2,149,551)   $(3,106,312)

     Interest expense .................      1,131,417      1,157,896      1,393,959

     (Gain) loss on the sale of
        fixed assets ..................            (84)        72,429         34,070
                                           -----------    -----------    -----------
          Net .........................    $  (748,605)   $  (919,226)   $(1,678,283)
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
- - ----------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
- - ------------------------

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------

     Reference is made to the information set forth under the captions
(i) "ELECTION  OF DIRECTORS" at pages 3, 4  and 5 and "Compliance with
Section 16(a) of the Securities Exchange Act" at page 21 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS" at page 36 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

     Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" at pages 8, 9 and 10 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
- - ----------------------------------------------------------------------
MANAGEMENT
- - ----------

     (a)  Security Ownership of Certain Beneficial Owners


     Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


     (b)  Security Ownership of Management


     Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 5, 6 and 7 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


     (c)  Changes in Control


     To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

                                 EXECUTIVE OFFICERS
                                 ------------------


     The executive officers of the Company are elected each year by the directors of the Company, and are as follows:



Name                            Office                                       Age
- - ----                            ------                                       ---

Richard Roob....................Chairman of the Board of Directors........... 61


Maurice C.
Workman.........................President.................................... 65


Benjamin M. Belcher, Jr.........Executive Vice President..................... 59


Ward C. Belcher.................Vice President-Operations.................... 47


Richard H. Delventhal...........Controller................................... 57


Yvan Dupuy......................Vice President-Sales and Marketing........... 42


William J. Fritz................Vice President-Finance and Treasurer......... 63


John J. Oberle..................Vice President-Manufacturing and Technology.. 64


John T. Rafferty................Secretary and General Counsel................ 61


Charles C. Vail.................Vice President-Human Resources............... 50



_____________________________________



     All of the executive officers of the Company have during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

     Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at pages 10 and 11 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
- - -------------------------------------------------------------
          ON FORM 8-K
          -----------

     (a)(1)  List of Financial Statements Included Under Item 8
     --------------------------------------------------
     of this Report.
     ---------------

  Independent Auditors' Report................................... 17

  Consolidated Statements of Income for the Years Ended
     December 31, 1993, 1992 and 1991............................ 18

  Consolidated Balance Sheets, December 31, 1993
     and 1992.................................................... 19

  Consolidated Statements of Shareholders' Equity for
     the Years Ended December 31, 1993,
     1992 and 1991............................................... 20

  Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1993, 1992 and 1991...................... 21

  Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1993, 1992 and 1991...................... 22-34


      (2)  Financial Statement Supplemental Schedule.
           ------------------------------------------

    I.... Short-Term Investments, December 31, 1993.............. 43

    II... Amounts Receivable From Related Parties, and
          Underwriters, Promoters and Employees Other
          Than Related Parties For the Year Ended
          December 31, 1993...................................... 44-46

    VIII. Consolidated Valuation and Qualifying Accounts
          For the Years Ended December 31,
          1993, 1992 and 1991.................................... 47

  X.... Supplementary Consolidated Income Statement
       Information for the Years Ended
       December 31, 1993, 1992 and 1991.......................... 48

  All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

     The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1993 and 1992.


    (b)   Reports on Form 8-K
          -------------------
          No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended December 31, 1993.

    (c)   List of Exhibits
          ----------------
          (3)  Restated Certificate of Incorporation and Bylaws of the
               Company.

              (i) Restated Certificate of Incorporation of the Company (incorporated herein by reference to
                    Exhibit 3(a) of the Company's Registration Statement under the Securities Act of 1933, as amended, on Form S-1 - Registration No. 2-62626).

                    Reference is made to the information set forth under the caption "Amendment of the Restated Certificate of Incorporation" at pages 10 and 11 of the Company's Proxy Statement dated March 22, 1985, for use in connection with its 1985 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

                    Reference is made to the information set forth under the caption "Limitation of Liability of Directors and Officers to the Maximum Extent Permitted by New Jersey Law" at pages 10, 11, 12 and 13 of the Company's Proxy Statement dated March 28, 1988, for use in connection with its 1988 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

                        Reference is   made to  the   information  set
                    forth under the caption "Amendment of the Restated Certificate of Incorporation" at pages 11 and 12 of the Company's Proxy Statement dated March 21,
                    1989, for use in connection with its 1989 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

                        Reference is made to the information set forth
                    under the caption "Amendment of the Certificate of Incorporation" at pages 15, 16 and 17 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

              (ii)  Bylaws  of the Company   (incorporated   herein by
                    reference to   Exhibit 3(b)  of the Company's
                    Registration Statement under the Securities Act of 1933, as amended, on Form S-1 - Registration No. 2-62626).

              Reference is made to the information set forth under the caption "Indemnification of Directors, Officers and Employees" at pages 13 and 14 of the Company's Proxy Statement dated March 28, 1988, for use in connection with its 1988 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

              Reference is made to the information set forth under the caption "Approval of Amendments of the Company Bylaws" at pages 17 through 21 of the Company's Proxy Statement dated March 28, 1994, for use in connection with its 1994 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.

         (10) Material Contracts

         (iii) (A)  Employees' Stock  Purchase  Plan  of  the  Company
                    (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement under the Securities Act of 1933, as amended, on Form S-8 - Registration No. 33-2694).

                    Reference  is made  to  the  information set forth
                    under the         caption "Amendment of Employees'
                    Stock Purchase Plan" at pages 11 and 12 of the Company's Proxy Statement dated March 25, 1991,
                    for  use in  connection  with   its   1991 Annual
                    Meeting of the Shareholders, which information is hereby incorporated by reference.

                    Reference is made to the information set forth under the caption "Approval of the Stock Option Plan" at pages 13, 14 and 15 of the Company's
                    Proxy Statement dated March 22, 1993, for use in connection with its 1993 Annual Meeting of the Shareholders, which information is hereby incorporated by reference.




         (22)    Subsidiaries of the Company..................Page 49

         (24)    Consent of Experts and Counsel...............Page 50

                            SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 30th day of March, 1994.


                                              BENJAMIN MOORE & CO.


                                              By  /s/ Maurice C. Workman
                                              --------------------------
                                                      Maurice C. Workman
                                                      President

                              POWER OF ATTORNEY



    KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Maurice C. Workman and Richard Roob, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



                           _________________



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                        Date
    ---------                -----                        ----

                           Chairman of the Board of
                            Directors (Principal
  /s/ Richard Roob          Executive Officer);
 ---------------------
      Richard Roob          Director                   March  30, 1994


                           President (Principal
 /s/  Maurice C. Workman    Executive Officer);
 -----------------------
      Maurice C. Workman    Director                   March  30, 1994

                           Vice President -
                            Finance and Treasurer
                            (Principal Financial
                            Officer and Principal
 /s/    W.J. Fritz          Accounting Officer);
 -----------------------
      William J. Fritz      Director                   March  30, 1994


 /s/ Benjamin  M. Belcher, Jr.     Director            March  30, 1994
 ----------------------------
     Benjamin  M. Belcher, Jr.


 /s/   W.C. Belcher                Director            March  30, 1994
 -----------------------
      Ward C. Belcher


 /s/   Charles  H. Bergmann        Director            March  30, 1994
 --------------------------
       Charles  H. Bergmann


 /s/     Yvan Dupuy                Director            March  30, 1994
 -------------------------
         Yvan Dupuy


 /s/    Ralph  W. Lettieri         Director            March  30, 1994
 -------------------------
        Ralph  W. Lettieri


 /s/     Lee C. McAlister          Director            March  30, 1994
 -------------------------
         Lee C. McAlister


 /s/      John  C. Moore           Director            March  30, 1994
 -------------------------
          John  C. Moore


 /s/     Michael C. Quaid          Director            March  30, 1994
 -------------------------
         Michael C. Quaid


 /s/     J. Sobie                  Director            March  30, 1994
 -------------------------
       Joseph Sobie

    Signature                     Title                        Date
    ---------                     -----                        ----

 /s/     Charles  C. Vail         Director                  March 30, 1994
 -------------------------
         Charles  C. Vail


 /s/     Ward B. Wack             Director                  March 30, 1994
 -------------------------
         Ward B. Wack


 /s/     Sara B. Wardell          Director                  March 30, 1994
 -------------------------
         Sara B. Wardell

                                                                SCHEDULE I


                     BENJAMIN MOORE & CO. and Subsidiaries
                            SHORT-TERM INVESTMENTS
                              December 31, 1993



    Col. A                                     Col. B                  Col. C

                                       Number of Shares or
Name of Issuer and                  Units - Principal Amount           Cost of
Title of Each Issue                    of Bonds and Notes            Each Issue
- - --------------------------------------------------------------------------------

United States treasury bills .....  $   14,422,837                   $14,422,837

Infinity Mutual Funds ............       1,251,019.018 shares          6,260,577
                                                                     -----------
                                                                     $20,683,414
                                                                     -----------
                                                                     -----------


     Information required by Columns D & E is omitted since short-term investments are valued at cost, and such cost approximates market value.

                                                                Schedule II

                     BENJAMIN MOORE & CO. and Subsidiaries
   AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND UNDERWRITERS, PROMOTERS,
                   AND EMPLOYEES OTHER THAN RELATED PARTIES
                     FOR THE YEAR ENDED DECEMBER 31, 1993


 COL. A                       COL. B     COL.  C    COL. D        COL. E
                                                        Balance at end of period
                                                        ------------------------

                            Balance at
                            beginning              Amounts
Name of debtor              of period  Additions  collected  Current Not Current
- - --------------------------------------------------------------------------------
Benjamin M. Belcher, Jr.:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments        13,288                5,276      5,276      2,736
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments        12,336                2,540      2,540      7,256
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                 99,950                7,933      7,933     84,084

Ward C. Belcher:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments        14,454                5,276      5,276      3,902
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments        41,120                8,468      8,468     24,184
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                 99,950                7,933      7,933     84,084
 5% Stock Purchase Plan
 Note dated 5/2/88, due in
 9 annual installments        15,451                3,615      3,104      8,732

Yvan Dupuy:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments         5,316                2,110      2,110      1,096

 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments        16,448               16,448
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

                                                                Schedule II

                     BENJAMIN MOORE & CO. and Subsidiaries
   AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND UNDERWRITERS, PROMOTERS,
                   AND EMPLOYEES OTHER THAN RELATED PARTIES
                     FOR THE YEAR ENDED DECEMBER 31, 1993


 COL. A                       COL. B     COL.  C    COL. D        COL. E
                                                        Balance at end of period
                                                        ------------------------

                            Balance at
                            beginning              Amounts
Name of debtor              of period  Additions  collected  Current Not Current
- - --------------------------------------------------------------------------------
Yvan Dupuy: Continued
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 2/3/92, due in 10 annual
 installments                44,546                 5,211      2,299     37,036

Richard H. Delventhal:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments        5,316                 2,110      2,110      1,096
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments       12,336                 2,540      2,540      7,256
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

Joel J. Mayor:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments        5,782                 2,110      2,110      1,562
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments       21,454                 4,234      4,234     12,986
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

John T. Rafferty:
 5% Stock Purchase Plan
 Note dated 8/8/89, due in
 9 annual installments       38,141                 6,509      6,509     25,123
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

                                                                Schedule II

                     BENJAMIN MOORE & CO. and Subsidiaries
   AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND UNDERWRITERS, PROMOTERS,
                   AND EMPLOYEES OTHER THAN RELATED PARTIES
                     FOR THE YEAR ENDED DECEMBER 31, 1993


 COL. A                       COL. B     COL.  C    COL. D        COL. E
                                                        Balance at end of period
                                                        ------------------------

                            Balance at
                            beginning              Amounts
Name of debtor              of period  Additions  collected  Current Not Current
- - --------------------------------------------------------------------------------
Richard Roob:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 9 annual installments       13,288                 5,276      5,276      2,736
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments       41,120                 8,468      8,468     24,184
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084
 5% Stock Purchase Plan
 Note dated 5/2/88, due in
 9 installments              15,451                 3,615      3,104      8,732

Charles C. Vail:
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments       12,336                12,336
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

Maurice C. Workman:
 5% Stock Purchase Plan
 Note dated 2/28/86, due in
 7 annual installments        4,244                 4,244
 5% Stock Purchase Plan
 Note dated 7/22/88, due in
 9 annual installments       12,336                 4,540      2,540      7,256
 Non-Interest Bearing Stock
 Purchase Plan Note dated
 1/1/91, due in 10 annual
 installments                99,950                 7,933      7,933     84,084

                                                                SCHEDULE VIII

                     BENJAMIN MOORE & CO. and Subsidiaries
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
- - ---------------------------------------------------------------------------------------
        Column  A       Column  B         Column  C           Column D       Column E
- - ---------------------------------------------------------------------------------------
                                          Additions
                        Balance At   Charged To   Charged
                        Beginning    Costs And    To Other                  Balance At
      Description        Of Year     Expenses     Accounts   Deductions     End of Year
      -----------       ----------   ----------   --------   ----------     -----------
Allowance For Doubtful
       Accounts:

       1993 ........... $7,836,301   $9,101,965    $  -     $7,263,587 (1)   $9,674,679
                        ----------   ----------    ------   ----------       ----------
                        ----------   ----------    ------   ----------       ----------

       1992 ........... $5,997,023   $9,110,407    $  -     $7,271,129 (1)   $7,836,301
                        ----------   ----------    ------   ----------       ----------
                        ----------   ----------    ------   ----------       ----------

       1991 ........... $3,705,302   $8,627,480    $  -     $6,335,759 (1)   $5,997,023
                        ----------   ----------    ------   ----------       ----------
                        ----------   ----------    ------   ----------       ----------


   (1) Accounts Receivable Written Off - Net of Recoveries

                                                                SCHEDULE X




                     BENJAMIN MOORE & CO. and Subsidiaries
            SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


- - --------------------------------------------------------------------------------
              COLUMN A                               COLUMN B
- - --------------------------------------------------------------------------------
               Item                         Charges to Costs and Expenses
               ----                         -----------------------------
                                          1993           1992           1991
                                          ----           ----           ----




Advertising costs......................$30,508,550    $27,716,894    $26,456,383