Form 10-Q
period 1994-03-31
MOORE BENJAMIN & CO
filed 1994-05-13
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994 Commission File Number   0-8894
                  --------------                       ---------------



                          Benjamin Moore & Co.
- - --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



            New Jersey                                  13-5256230
- - --------------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              identification No.)



     51 Chestnut Ridge Road, Montvale, New Jersey              07645
- - --------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code     (201) 573-9600
                                                   -------------------



                                    None
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No
                                       ---        ---

As of May 2, 1994, 9,575,688 shares of Common Stock of the registrant were issued and outstanding.

                     BENJAMIN MOORE & CO. and Subsidiaries

                                     INDEX




                                                              Page No.
                                                              --------


Part        I.  Financial Information

            Condensed Consolidated Statements of Income -
                Three Months Ended March 31, 1994 and 1993          3


            Condensed Consolidated Balance Sheets -
                March 31, 1994 and December 31, 1993                4


            Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1994 and 1993          5


            Notes to Condensed Consolidated Financial Statements    6


            Management's Discussion and Analysis of Financial
                Condition and Results of Operations               7 - 10


Part II.    Other Information                                      11

                         PART I.  FINANCIAL INFORMATION

                     BENJAMIN MOORE & CO. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands Except Per Share Amounts)


                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------


                                                     1994           1993
                                                     ----           ----
                                                 (Unaudited)    (Unaudited)

Net Sales                                          $111,998       $107,445
                                                   --------       --------

Costs and expenses:
    Cost of products sold                            61,182         58,955
    Selling, administrative and general              44,000         42,023
    Other (income) expense, net                        (204)          (227)
                                                   --------       --------
        Total costs and expenses                    104,978        100,751
                                                   --------       --------

Income before taxes and minority
    interest                                          7,020          6,694

Income tax provision                                  2,886          2,716

Minority interest in income of
    subsidiary                                           58             22
                                                   --------       --------

Net income                                         $  4,076       $  3,956
                                                   ========       ========

Weighted average number of common
    shares outstanding                            9,645,382      9,773,498
                                                  =========      =========

Earnings per share of common stock                   $.42           $.40
                                                     ====           ====

Cash dividends declared per share of
    common stock                                     $.37           $.37
                                                     ====           ====




See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   March 31,  December 31,
                                                     1994         1993
                                                   ---------    --------
                                                  (Unaudited)     (a)
                                     ASSETS
Current assets:
  Cash and short-term investments                 $     555   $ 25,695
                                                    -------    -------
  Accounts and notes receivable - net               108,530     80,759
                                                    -------    -------

  Inventories:
  Finished goods                                     36,369     31,223
  Raw materials and supplies                         19,537     20,254
                                                    -------    -------
                                                     55,906     51,477
                                                    -------    -------
  Other current assets                               27,152     27,266
                                                    -------    -------
    Total current assets                            192,143    185,197

Property - net                                       63,035     60,270

Other non-current assets                             30,092     30,573
                                                    -------    -------

    Total assets                                   $285,270   $276,040
                                                    =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 22,180   $ 18,985
  Accrued taxes based on income                       3,591      2,392
  Accrued expenses and other current liabilities     39,663     30,619
                                                    -------    -------
    Total current liabilities                        65,434     51,996
                                                    -------    -------

Deferred income taxes                                 2,624      2,676
                                                   --------   --------
Long-term obligations                                 6,465      6,477
                                                   --------   --------
Minority shareholders' interest in net
  assets of subsidiary                                4,837      5,131
                                                   --------   --------

Shareholders' equity:
  Preferred stock, $10 par value - authorized
    500,000 shares; issued - none
  Common stock, $10 par value - authorized
    20,000,000 shares; issued 13,164,312 shares     131,643    131,643
  Additional paid-in capital                         22,000     21,960
  Retained earnings                                 154,945    154,433
  Accumulated currency translation adjustment        (3,525)    (2,450)
  Cost of treasury stock; 3,540,213 shares at
    March 31, 1994 and 3,496,194 shares at
    December 31, 1993                               (84,405)   (80,477)
  Employees' stock ownership and stock purchase
    plan notes                                      (14,748)   (15,349)
                                                    -------    -------

     Shareholders' equity - net                     205,910    209,760
                                                    -------    -------

     Total liabilities and shareholders' equity    $285,270   $276,040
                                                    =======    =======

(a) The condensed balance sheet at December 31, 1993 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------


                                                          1994           1993
                                                          ----           ----
                                                      (Unaudited)    (Unaudited)


Cash flows from operating activities:
  Net income                                           $   4,076      $   3,956
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         1,850          2,173
     Minority interest in net income of subsidiary            58             22
     Other                                                  (235)           897
     Change in assets and liabilities:
       Increase in accounts and notes receivable         (28,569)       (29,488)
       Increase in inventories                            (4,818)          (886)
       Other                                              14,542          9,028
                                                         -------         ------
         Net cash flows used in operating activities     (13,096)       (14,298)
                                                         -------         ------

Cash flows from investing activities:
  Payments for purchase of property, plant and
   equipment                                              (4,828)        (3,322)
  Decrease in short-term investments                      20,568         21,785
  Other                                                     (215)        (1,136)
                                                         -------         ------
  Net cash flows from investing activities                15,525         17,327
                                                         -------         ------

Cash flows from financing activities:
  Payment of dividends                                    (3,480)        (3,528)
  Purchase of treasury stock                              (3,930)        (4,414)
  Other                                                      408            448
                                                         -------         ------
         Net cash flows used in financing activities      (7,002)        (7,494)
                                                         -------         ------

Effect of exchange rate changes on cash                        2              6
                                                         -------         ------
Net decrease in cash                                      (4,571)        (4,459)
Cash at beginning of period                                5,011          8,031
                                                         -------         ------
Cash at end of period                                   $    440        $ 3,572
                                                        ========        =======

Supplemental disclosures of cash flow information:
  Interest paid                                         $    226        $   256
  Income taxes paid                                     $  1,786        $ 1,832


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1994 and the results of operations for the three month periods ended March 31, 1994 and 1993, and changes in cash flows for the three months ended March 31, 1994 and 1993. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the Company to accrue for the estimated cost of benefits provided by the Company to former or inactive employees after employment but before retirement such as long-term disability, short-term disability, and other workers compensation, if attributable to employees' service already rendered. The cumulative effect of this change in accounting principle resulted in a one-time charge of $1,275,000 to earnings for the accrual, which primarily relates to medical coverage for employees on long-term disability, for such benefits as of January 1, 1994. The continuing incremental charge to earnings for the first quarter was not material.

3. The results of operations for the three month periods ended March 31, 1994 and 1993 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- - ------------------------------



Operating Results
- - -----------------

     It should be noted that quarterly comparisons between a current and a previous year are most difficult in the paint industry.  The timing and terms of seasonal dating programs, the timing and extent of price increases, and the introduction of product promotions can produce wide swings in quarterly results.



     Net Sales in the first quarter of 1994 were $111,998,000, an increase of

$4,553,000 or 4.2% over the comparable period of the previous year.  The harsh weather conditions adversely affected trade sales coatings in the Northeast during the first two months of the year.  Other areas were also affected by factors such as the return to more normal business in Florida following the surge of activity in reconstruction after hurricane Andrew, weather-related conditions in the Midwest and the economic downturn in California.  Despite these early setbacks, unit sales for the quarter were slightly ahead of the previous year.  A general selling price adjustment accounted for the majority of the percentage increase in sales volume.  Unit sales were up modestly in

Canada.



     Production finishes coatings, which comprises approximately 10% of total volume, showed increased momentum both in unit sales and dollar volume in the

United States and Canada.



     Cost of products sold declined .3% as a percentage of sales to 54.6%

mostly due to relatively stable raw material costs during the period and the effect of the general selling price adjustment referred to above.  The dollar increase of $2,227,000 reflected the slightly higher unit sales and inflationary production costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- - ------------------------------



     Selling, administrative and general expenses rose $1,977,000 or 4.7% to

$44,000,000.  In addition to inflationary increases, the adoption of Statement of Financial Accounting Standards No. 112, "Employers Accounting for

Postemployment Benefits" resulted in a one-time charge of $1,275,000 as of

January 1, 1994 (see Note 2 to Notes to Condensed Consolidated Financial

Statements) accounted for the majority of the increase.



     The reduction in other income was attributable to lower interest income on short-term investments.



     After providing for federal and state income taxes which represented an approximate 41% combined rate for both 1994 and 1993, and minority interest,

net income was $4,076,000.  The improvement over last year was $120,000 or 3%.



     Earnings per share were $.42, a gain of $.02 over the same period in 1993.



     If the favorable sales climate of the past few weeks continues for the balance of the year and raw material costs maintain stability, net income for the year should show upward movement over results of the past few years.



Financial Position and Liquidity
- - --------------------------------

     Cash flows from operating activities in the first quarter, reflected the seasonal nature of the paint and coatings business.  Net income of $4,076,000,

adjusted for the non-cash item of depreciation and amortization, was insufficient to support the dated order shipments reflected in the increase in accounts and notes receivable as well as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- - ------------------------------



the higher inventory levels.  The increase in inventory was a result of the stocking of the new industrial maintenance product line and the larger stocks on hand due to the reduced shipments caused by the adverse weather conditions in many of the population centers in the East and Mid-West.  The accruals for postretirement health benefits (SFAS 106) and postemployment benefits (SFAS

112) constituted a majority of the variance of $5,500,000 in Other between 1994 and 1993.



     In net cash flows from investing activities, the decrease of $20,568,000 in short-term investments supplemented the cash flow from operating activities.

In addition, funds amounting to $4,828,000 were utilized for various construction projects, most notably in the continuing expansion of the

Mesquite, Texas, manufacturing facility and the renovation of the offices at the Corporate and Eastern Division building in Montvale, New Jersey.



     Cash flows from financing activities principally consisted of dividend disbursements and the purchase of treasury stock.  Such purchases of stock do not represent a formal plan of acquisition, and are transacted in most cases to provide liquidity for estate taxes and other specific purposes.



     The company anticipates limited bank borrowing to provide working capital requirements in the United States primarily in the second quarter and a portion of the third quarter.  The Canadian and New Zealand subsidiaries utilized their respective lines of credit during the first quarter and are expected to continue to do so for the remainder of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- - ------------------------------



     The on-going capital projects in Mesquite, Texas and Montvale, New Jersey and the anticipated April purchase of a majority interest in Southern Cross

Paints, a local New Zealand manufacturer, are not expected to require additional borrowing.

                          Part II.   OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Securityholders
- - ---------------------------------------------------------

     The only matters which were submitted to a vote of shareholders to date during the 1994 fiscal year were the following which were acted upon at the Annual Meeting of Shareholders which was held on April 21, 1994.

     Election of Directors: - the following persons were elected as Class III Directors of the Company to serve for a three year term: - Ward C. Belcher, Ralph W. Lettieri, Lee C. McAlister, John C. Moore, Jr., Richard Roob and Maurice C. Workman. The following person was elected as Class II Director of the Company to serve for a two year term: - Frank W. Burr. The following person was elected as Class I Director of the Company to serve for a one year term: - Gerald W. Moore. The following persons continue in office as directors: Class II Directors - Charles H. Bergmann, Sara B. Wardell, Joseph Sobie, Charles C. Vail and Ward B. Wack. Class I Directors: - Benjamin M. Belcher, Jr., Yvan Dupuy, William J. Fritz and Michael C. Quaid.

     Amendment of the Certificate of Incorporation: - The proposed amendment of the Certificate of Incorporation of the Company to increase the authorized Common Stock to 40,000,000 shares from 20,000,000 shares was approved by a vote of 8,357,007.858 shares affirmative to 124,759.645 shares negative, with 254,155.497 shares abstaining.

     Approval of Amendments of the Company Bylaws: - The proposal to approve amendment of the Company's Bylaws in order to permit the Board to establish a committee of the Board which excluded the Chairman and President and ratification of all actions taken to date by the Committee for the Benjamin Moore & Co. Stock Option Plan was approved by a vote of 8,369,198.908 shares affirmative to 12,952.173 shares negative, with 353,771.919 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Benjamin Moore & Co.
                                          ---------------------------------
                                                    (Registrant)

Date   May 12, 1994                                 M.C. Workman
      ---------------                     ---------------------------------
                                                 Maurice C. Workman
                                                    (President)


Date   May 12, 1994                                  W.J. Fritz
      ---------------                     ---------------------------------
                                          William J. Fritz, Vice President -
                                                Finance and Treasurer
                                             (Principal Financial Officer)