Form 10-Q
period 1994-06-30
MOORE BENJAMIN & CO
filed 1994-08-15
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994 Commission File Number     0-8894



                                Benjamin Moore & Co.
             (Exact Name of registrant as specified in its charter)


                    New Jersey                            13-5256230
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)



     51 Chestnut Ridge Road, Montvale, New Jersey            07645
        (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code      (201) 573-9600



                                     None
Former name, former address and former fiscal year, if changed since last report.

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

As of August 2, 1994, 9,670,473 shares of Common Stock of the registrant were issued and outstanding.

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX



                                                                   Page No.
                                                                   --------

Part   I.  Financial Information

       Condensed Consolidated Statements of Income -
            Three Months and Six Months Ended
            June 30, 1994 and 1993 ..............................     3


       Condensed Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993 .................     4


       Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1994 and 1993 .............     5


       Notes to Condensed Consolidated Financial Statements .....     6


       Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................   7 - 9

Part II.       Other Information ................................    10

                         PART I.  FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)




                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                                 ------------------                 ----------------

                                                                 1994           1993             1994           1993
                                                                 ----           ----             ----           ----
                                                             (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Net Sales                                                       $156,970       $148,094          $268,968       $255,539
                                                                 -------        -------           -------       -------

Costs and expenses
   Cost of products sold                                          77,709         76,451           138,891        135,406
   Selling, administrative and general                            54,657         49,344            98,657         91,367
   Other (income) expense, net                                        15             23              (189)         (204)
                                                                 -------        -------           -------       -------
       Total costs and expenses                                  132,381        125,818           237,359       226,569
                                                                 -------        -------           -------       -------
Income before taxes and minority
  interest                                                        24,589         22,276            31,609        28,970

Income tax provision                                               9,980          8,961            12,866        11,677

Minority interest in income of
  subsidiaries                                                       358            253               416           275
                                                                 -------        -------           -------       -------
Net income                                                       $14,251        $13,062           $18,327       $17,018
                                                                 =======        =======           =======       =======
Weighted average number of common
  shares outstanding                                           9,618,062      9,732,161         9,631,647     9,752,715
                                                               =========      =========         =========     =========

Earnings per share of common stock                                 $1.48          $1.34             $1.90         $1.74
                                                                    ====           ====              ====          ====
Cash dividends declared per share of
  common stock                                                      $.37           $.37              $.74          $.74
                                                                     ===            ===               ===           ===




See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                                                 June 30,          December 31,
                                                                   1994                1993
                                                                -----------        -----------
                                                                (Unaudited)             (a)

                                     ASSETS
Current assets:
   Cash and short-term investments                              $   8,910            $ 25,695
                                                                  -------             -------
   Accounts and notes receivable - net                            127,512              80,759
                                                                  -------             -------
   Inventories
     Finished goods                                                35,249              31,223
     Raw materials and supplies                                    18,639              20,254
                                                                  -------             -------
                                                                   53,888              51,477
                                                                  -------             -------
   Other current assets                                            28,251              27,266
                                                                  -------             -------
        Total current assets                                      218,561             185,197

Property - net                                                     66,931              60,270
Other non-current assets                                           34,577              30,573
                                                                  -------             -------

        Total assets                                             $320,069            $276,040
                                                                  =======             =======



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Short-term debt and current portion of
      long-term obligations                                      $ 20,728           $   5,333
   Accounts payable                                                29,562              18,985
   Accrued taxes based on income                                    5,416               2,392
   Accrued expenses and other current liabilities                  37,931              25,286
                                                                  -------             -------

        Total current liabilities                                  93,637              51,996
                                                                  -------             -------
Deferred income taxes                                               2,627               2,676
                                                                  -------             -------
Long-term obligations                                               5,408               6,477
                                                                  -------             -------
Minority shareholders' interest in net
  assets of subsidiaries                                            5,771               5,131
                                                                  -------             -------
Shareholders' equity
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       20,000,000 shares; issued 13,164,312 shares                131,643             131,643
     Additional paid-in capital                                    31,187              21,960
     Retained earnings                                            165,613             154,433
     Accumulated currency translation adjustment                   (3,381)             (2,450)
     Cost of treasury stock; 3,488,528 shares at
       June 30, 1994 and 3,496,194 shares at
       December 31, 1993                                          (89,483)            (80,477)
     Employees' stock ownership and stock purchase
       plan notes                                                 (22,953)            (15,349)
                                                                  -------             -------
        Shareholders' equity - net                                212,626             209,760
                                                                  -------             -------
        Total liabilities and shareholders' equity               $320,069            $276,040
                                                                  =======             =======


(a) The condensed balance sheet at December 31,1993 has been taken from the audited financial statements at that date.

          See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)



                                                                         Six Months Ended
                                                                              June 30,
                                                                         ----------------

                                                                     1994                1993
                                                                     ----                ----
                                                                  (Unaudited)         (Unaudited)

Cash flows from operating activities:
   Net income                                                       $18,327             $17,018
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  4,140               3,953
       Minority interest in net income of subsidiaries                  416                 275
       Other                                                            (41)                527
       Change in assets and liabilities:
            (Increase) in accounts and notes receivable             (46,873)            (49,406)
            (Increase) decrease in inventories                       (2,144)              2,111
            Other                                                    38,412              19,980
                                                                    -------             -------
                 Net cash flows used in operating activities         12,237              (5,542)
                                                                    -------             -------


Cash flows from investing activities:
   Payments for purchase of property, plant and
     equipment                                                      (10,006)             (7,043)
   Decrease in short-term investments                                20,567              26,775
   Payment for purchase of majority interest in subsidiary           (1,695)
   Other                                                             (1,751)             (1,437)
                                                                    -------             -------
                 Net cash flows from investing activities             7,115              18,295
                                                                    -------             -------

Cash flows from financing activities:
   Payment of dividends                                              (6,945)             (7,035)
   Purchase of treasury stock                                        (9,478)             (6,805)
   Sale of treasury stock                                               403
   Other                                                                445               1,260
                                                                    -------             -------
                 Net cash flows used in financing activities        (15,575)            (12,580)
                                                                    -------             -------

Effect of exchange rate changes on cash                                   6                   3
                                                                    -------             -------
Net increase (decrease) in cash                                       3,783                 176
Cash at beginning of period                                           5,011               8,031
                                                                    -------             -------
Cash at end of period                                               $ 8,794             $ 8,207
                                                                    =======             =======
Supplemental disclosures of cash flow information:
   Interest paid                                                    $   571             $   560
   Income taxes paid                                                $10,017             $ 8,887



See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three and six month periods ended June 30, 1994 and 1993, and changes in cash flows for the six months ended June 30, 1994 and 1993. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the Company to accrue for the estimated cost of benefits provided by the Company to former or inactive employees after employment but before retirement such as long-term disability, short-term disability, and other workers compensation, if attributable to employees' service already rendered. The cumulative effect of this change in accounting principle resulted in a one-time charge of $1,275,000 to earnings for the accrual, which primarily relates to medical coverage for employees on long-term disability, for such benefits as of January 1, 1994. The continuing incremental charge to earnings for the first six months was not material.

3. The results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

Operating Results

           It should be noted that quarterly comparisons between a current and a previous year are most difficult in the paint industry. The timing and terms of seasonal dating programs, the timing and extent of price increases, and the introduction of product promotions can produce wide swings in quarterly results.



           Net  Sales  in  the second quarter of 1994 surpassed  the  comparable period of the prior year by $8,876,000 or 6%.  For the six months ended June 30,

1994  net  sales  amounted  to $268,968,000, which represented  an  increase  of

$13,429,000  or  5.3%  over  the  first six  months  of  1993.   Better  weather

conditions during the second quarter contributed to improved sales especially in

the  Northeast.   The  return  to  more normal business  conditions  in  Florida resulted in reduced sales in that area when compared with the sales produced  by the  surge  of  reconstruction activity during 1993 following hurricane  Andrew.

Other  pockets  of sales weakness were representative of more local  conditions.

Total trade coatings volume registered a modest unit sales increase in the first six  months in the United States and slightly higher gains in Canada.  A general selling  price  increase  in  the U.S. in the  fourth  quarter  of  1993  had  a beneficial effect on revenues in the first half of 1994.



           Production finishes coatings, which contributes approximately 10%  of sales  revenues, sustained the sales increases of the first quarter through  the second quarter.



           Cost  of products sold as a percentage of sales declined 2.1% in  the second  quarter  and  1.4%  for the six months period  when  compared  with  the respective  periods  during  1993.  In addition to the  effect  of  the  general selling  price  increase,  raw  material cost  levels  were  relatively  stable.

However,  there are indications of a general upward movement in  costs  for  the second  half  of  the  year.  The dollar increase in cost of  products  sold  of

$1,258,000 for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
- -----------------------------------------------------------



second  quarter  and  $3,485,000  for the six  months,  respectively,  generally reflected the higher unit sales and inflationary production costs.



          Selling, administrative and general expenses were up $5,313,000 in the second  quarter and $7,290,000 in the six months.  The adoption of Statement  of

Financial   Accounting   Standards  No.  112   -   "Employers   Accounting   for

Postemployment  Benefits"  resulted in a one-time charge  of  $1,275,000  as  of

January  1,  1994  (See  Note  2  to Notes To Condensed  Consolidated  Financial

Statements).  Increased national advertising expenditures in the second  quarter represented  approximately $1,000,000 of the increase and  general  inflationary factors accounted for the balance of the remaining increase.



           Due  principally to lower dividend and interest income on short  term investments,  other  income showed a reduction for the second  quarter  and  six months.



          After providing for income taxes and minority interest, net income for the  second quarter was $14,251,000, an increase of $1,189,000 or 9.1% over  the second  quarter of 1993.  Net income for the six months ended June 30, 1994  was

$18,327,000, representing an improvement of $1,309,000 over the same  period  in

1993.



           Earnings per share were $1.48 in the second quarter and $1.90 in  the six months, which were increases over the same periods in 1993 of $.14 and $.16,

respectively.



           In  April the Company acquired a majority equity interest in Southern

Cross  Paints in Auckland, New Zealand.  The operations of Benjamin Moore &  Co.

(NZ)  Limited, a wholly-owned subsidiary, have been combined with Southern Cross which has been renamed Benjamin Moore Pacific Limited. The  financial results of the  new  entity were  not  a significant  factor  in the Consolidated Financial

Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


           If  the sales pattern of the first six months extends into the second half  of  the  year  and raw material costs do not escalate  beyond  anticipated levels,  net  income for 1994 should continue to be ahead of 1993 for  the  nine months and for the year.



Financial Position and Liquidity

           Similar to 1993 and previous years, net income in the first  half  of

1994  was insufficient to support the dated order shipments which were reflected in  the  increase  of accounts and notes receivable.  Temporary  bank  loans  of

$19,221,000 were required to supplement the net cash flows provided by operating activities for the six months ended June 30, 1994.


           The  principal source of cash flows from investing activities  was  a decrease in short-term investments.  The funds provided were utilized to pay for various  construction  projects.  The major expansion of  the  Mesquite,  Texas,

manufacturing facility continued in the second quarter as well as the renovation of the offices at the Corporate and Eastern Division building in Montvale, New Jersey.



           Cash  flows  used  in financing activities principally  consisted  of dividend  disbursements and the purchase of treasury stock.  Such  purchases  of stock do not represent a formal plan of acquisition, and are transacted in  most cases to provide liquidity for estate taxes and other specific purposes.



           The  short-term  bank loans were required by the  parent  company  to provide  working capital in the second quarter.  It is expected that  the  loans will  be repaid in the third quarter.  The Canadian and New Zealand subsidiaries utilized  their  respective lines of credit during the  first  quarter  and  are expected to continue to do so for the remainder of the year.

                          PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1994.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Benjamin Moore & Co.
                                              ---------------------------------
                                                         (Registrant)

Date      August 11, 1994                                M.C. Workman
     -------------------------                ---------------------------------
                                                      Maurice C. Workman
                                                          (President)


Date      August 11, 1994                                 W.J. Fritz
     -------------------------                ---------------------------------
                                              William J. Fritz, Vice President -
                                                    Finance and Treasurer
                                                (Principal Financial Officer)