Form 10-Q
period 1994-09-30
MOORE BENJAMIN & CO
filed 1994-11-14
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
 		              Washington, DC 20549


			            FORM 10-Q


	          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
        	    OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended September 30, 1994 Commission File Number  0-8894
                       ------------------                         ------


		               Benjamin Moore & Co.
     -------------------------------------------------------------------
           (Exact Name of registrant as specified in its charter)



         New Jersey                                 13-5256230
     -------------------------------------------------------------------
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)           Identification No.)



      51 Chestnut Ridge Road, Montvale, New Jersey         07645
     -------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)



      Registrant's telephone number, including area code  (201) 573-9600
                                                        -----------------


                                 None
     -------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No

      As of November 1, 1994, 9,630,242 shares of Common Stock of the registrant were issued and outstanding.

	          BENJAMIN MOORE & CO. and Subsidiaries

                                   INDEX




                                                                      Page No.
                                                                      --------


          Part I.  Financial Information

               Condensed Consolidated Statements of Income -
                 Three Months and Nine Months Ended
                 September 30, 1994 and 1993.......................        3


               Condensed Consolidated Balance Sheets -
                 September 30, 1994 and December 31, 1993..........        4


               Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1994 and 1993.....        5


               Notes to Condensed Consolidated Financial Statements        6


               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............       7-9


          Part II.  Other Information..............................       10

                    PART I. FINANCIAL INFORMATION

                   BENJAMIN MOORE & CO. and Subsidiaries

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)


                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                  1994           1993                 1994            1993
                                                  (Unaudited)    (Unaudited)          (Unaudited)     (Unaudited)
Net Sales .....................................  $158,865        $148,049             $427,833        $403,588

Costs and expenses:
    Cost of products sold .....................   79,893          73,240               218,784         208,646
    Selling, administrative and general........   47,044          46,787               145,701         138,154
    Other (income) expense, net ...............      111            (205)                  (78)           (409)
        Total costs and expenses ..............  127,048         119,822               364,407         346.391

Income before taxes and minority
interest ......................................   31,817          28,227                63,426          57,197

Income tax provision ..........................   12,998          11,207                25,864          22,884

Minority interest in income of
subsidiary'. .................................       273             290                   689             565

Net income ...................................   $18.546         $16,730               $36,873         $33,748

Weighted average number of common
shares outstanding ........................... 9,662,344       9,707,578             9,641,992       9,737,504

Earnings per share of common stock ...........     $1.92           $1.72                 $3.82           $3.47

Cash dividends declared per share
of common stock ..............................      $.37            $.37                 $1.11           $1.11



      See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                                              September 30,          December 31,
                                                                                                 1994                   1993
                                                                                              (Unaudited)                (a)
                                                                 ASSETS
Current assets:
Cash and short-term investments ...........................................................   $ 5,469                $ 25,695
Accounts and notes receivable - net .......................................................   127,075                  80,759

    Inventories
    Finished goods ........................................................................    36,000                  31,223
    Raw materials and supplies ............................................................    19,525                  20,254
                                                                                               55,525                  51,477
    Other current assets ..................................................................    25,822                  27,266
    Total current assets ..................................................................   213,891                 185,197

Property - net ............................................................................    69,700                  60,270
Other non-current assets ..................................................................    37,533                  30.573
             Total assets .................................................................  $321,124                $276.040

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of
    long-term obligations ..................................................................  $ 4,418                 $ 5,333
    Accounts payable .......................................................................   25,551                  18,985
    Accrued taxes based on income ..........................................................    6,601                   2,392
    Accrued expenses and other current liabilities .........................................   45,112                  25,286
    Total current liabilities ..............................................................   81,682                  51,996

Deferred income taxes ......................................................................    2,664                   2,676
Long-term obligations ......................................................................    5,007                   6,477
Minority, shareholders' interest in net
assets of subsidiary........................................................................    6,066                   5,131

Shareholders' equity.
   Preferred stock. $10 par value - authorized
   500,000 shares; issued - none
   Common stock, $ I0 par value - authorized
   40,000,000 shares; issued 13,164,312 shares .............................................  131,643                 131,643
   Additional paid-in capital ..............................................................   31,262                  21,960
   Retained earnings .......................................................................  180,587                 154,433
   Accumulated currency translation adjustment .............................................   (2,863)                 (2,450)
   Cost of treasury stock; 3,525.869 shares at
   September 30, 1994, and 3,496,194 shares at
   December 31, 1993 .......................................................................   (92,460)               (80,477)
   Employees' stock ownership and stock purchase
   plan notes ..............................................................................   (22,464)               (15,349)

       Shareholders' equity - net ..........................................................   225,705                209,760


       Total Liabilities and shareholders' equity ..........................................  $321,124               $276.040



(a) The condensed balance sheet at December 31, 1993 has been taken from the audited financial statements of that date.


      See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Dollars in Thousands)



                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1994           1993
                                                                       (Unaudited)    (Unaudited)

Cash flows from operating activities:
Net income ....................................................        $ 36,873       $ 33,748
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .............................           6,734          5,753
    Minority interest in net income of subsidiary .............             688            448
    Other .....................................................            (408)           682
    Change in assets and liabilities:
          Increase in accounts and notes receivable ...........         (45,975)       (45,630)
          Increase in inventories .............................          (3,511)        (1,576)
          Other ...............................................          25,896         23,191
              Net cash flows provided by operating activities..          20,297         16,616

Cash flows from investing activities:
   Payments for purchase of property, plant and
   equipment ..................................................         (14,712)       (10,620)
   Decrease in short-term investments .........................          20,566         12,763
   Payment for purchase of majority interest in subsidiary ....          (1,695)
   Other ......................................................          (3,446)        (1,707)
               Net cash flows from investing activities .......             713            436

Cash flows from financing activities:
   Payment of dividends .......................................         (10,388)       (10,529)
   Purchase of treasury stock .................................         (12,460)        (8,733)
   Sale of treasury stock .....................................             463
   Other ......................................................           1,703          1,336
               Net cash flows used in financing activities ....         (20,682)       (17,926)

Effect of exchange rate changes on cash .......................              12              2
Net increase (decrease) in cash ...............................             340           (872)
Cash at beginning of period ...................................           5,011          8,031
Cash at end of period .........................................           5,351        $ 7,159

 Supplemental disclosures of cash flow information:
 Interest paid ................................................           $ 948          $ 833
 Income taxes paid ............................................        $ 21,734        $ 9,990





       See accompanying notes to condensed consolidated financial statements.

          BENJAMIN MOORE & CO. and Subsidiaries

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



          1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three and nine month periods ended September 30, 1994 and 1993, and changes in cash flows for the nine months ended September 30, 1994 and 1993. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          2. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the Company to accrue for the estimated cost of benefits provided by the Company to former or inactive employees after employment but before retirement such as long-term disability, short-term disability, and other workers compensation, if attributable to employees' service already rendered. The cumulative effect of this change in accounting principle resulted in a one-time charge of $1,275,000 to earnings for the accrual, which primarily relates to medical coverage for employees on long-term disability, for such benefits as of January 1, 1994. The continuing incremental charge to earnings for the first nine months was not material.

          3. The results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of operations for the entire year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Operating Results
          -----------------

               It should be noted that quarterly comparisons between a current and a previous year are most difficult in the paint industry. The timing and terms of seasonal dating programs, the timing and extent of price increases, and the introduction of product promotions can produce wide swings in quarterly results.

               Net Sales in the third quarter of 1994 showed considerable unit gains in both trade sales coatings and production finishes. The unit growth, supplemented by the effect of a general selling price adjustment in trade sales in late 1993, resulted in sales revenues of $158,865,000, up $10,816,000 or 7.3% over the same period last year. For the nine months ended September 30, 1994 net sales were $427,833,000, which represented an increase of $24,245,000 or 6.0% above the prior year. Reduced sales in Florida due to the non-recurrence of the reconstruction activity prevailing during 1993 following hurricane Andrew was offset by a resumption of growth in the Northeast and Mid-Atlantic regions. Parts of the Southwest and southern California remained as pockets of sales weakness.

               Production finishes coatings continued to display the sales strength of the first six months of the year in both the United States and Canada.

               Cost of products sold as a percentage of sales reflected the rising raw material costs of the past few months and edged upward as a percentage of sales in the third quarter from 49.5% in 1993 to 50.3% in 1994. For the nine months the percentage was 51.1%, down .6% from 1993. The dollar increase for the quarter was $6,653,000 or 9.1% and for the nine months the increase was $10,138,000 or 4.9%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Selling, administrative and general expenses amounted to $47,044,000 for the third quarter and $145,701,000 for the nine months, up $257,000 or .5% and $7,547,000 or 5.5%, respectively.
          The adoption of Statement of Financial Accounting Standards No. 112 - "Employers Accounting for Postemployment Benefits" - resulted in a one-time charge of $1,275,000 as of January 1, 1994 (see Note 2 to Notes to Condensed Consolidated Financial Statements). General inflationary factors accounted for the balance of the remaining year-to-date increase.

               Other income showed a reduction for the third quarter and nine months principally due to lower dividend and interest income on short-term investments.

               After providing for income taxes and minority interest, net income for the third quarter was $18,546,000 which was an increase of $1,816,000 or 10.9% over the same period in 1993. For the nine months net income was $36,873,000, up $3,125,000 or 9.3% over the previous year.

               Earnings per share were $1.92 for the third quarter, which was $.20 or 11.6% above 1993. The nine months' earnings per share were $3.82, an improvement of $.35 or 10.1% over last year.

               In April, the Company acquired a majority interest in Southern Cross Paints in Auckland, New Zealand. The operations of Benjamin Moore & Co (NZ) Limited, a wholly-owned subsidiary, was combined with Southern Cross and renamed Benjamin Moore Pacific Limited. The financial results of the new entity did not have a significant effect on the Consolidated financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Sales are expected to follow the historical seasonal pattern of reduced activity in the fourth quarter. Net income for the same period will have to overcome the recent rising raw material costs to be comparable to the prior year.

          Financial Position and Liquidity
               Cash flow from operating activities for the nine months ended September 30, 1994 amounted to $20,297,000 which was an increase of $3,681,000 over the comparable period of 1993.
          Higher net income supplemented by non-cash accruals exceeded the amount of working capital required to support the seasonally high level of accounts and notes receivable and inventories.

               The utilization of funds resulting from a decrease in short-term investments was applied toward several building projects. Construction continued on a major addition to the Company's plant and warehouse facility in Mesquite, Texas with an estimated completion date in early 1995. The renovation of the Corporate and Eastern Division offices in Montvale was completed while a warehouse addition to the Pell City, Alabama plant was also concluded in the third quarter.

               The Company's Jacksonville facility has been sold to the City of Jacksonville as part of a municipal sports complex project to accommodate a National Football League franchise. Proceeds from the sale will be received upon construction of a new plant in 1995. Interim bank financing is anticipated during the building phase.

               Cash flows used in financing activities consisted of disbursements for dividends and the purchase of treasury stock. Such stock purchases do not represent a formal plan of acquisition, but are transacted primarily to provide funds for estate taxes and other similar purposes.

               Although any borrowing by the parent company for the remainder of the year will be of a short-term nature, the Canadian and New Zealand subsidiaries will continue to supplement their working capital by borrowing against their respective lines of credit.

                           PART II.   OTHER INFORMATION



          Item 5.  Other Information
          --------------------------

               On August 15, 1994 the registrant mailed a summary report to shareholders covering results for the six-month period ended June 30, 1994. A copy of the summary report is attached as Exhibit A.


          Item 6.  Exhibits and Reports on Form 8-K
          -----------------------------------------

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1994.


                                       SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Benjamin Moore & Co.
                                            --------------------------------
                                                     (Registrant)


          Date  November 11, 1994                    M.C. Workman
              --------------------          --------------------------------
                                                  Maurice C. Workman
               					     (President)


          Date  November 11, 1994                    W.J. Fritz
              --------------------          --------------------------------
                                            William J. Fritz, Vice President-
                                                  Finance and Treasurer
                                              (Principal Financial Officer)

			            EXHIBIT A




               						August 15, 1994



          To Our Shareholders:

          We are pleased to enclose a summary report covering results for the six-month period ended June 30, 1994.

          Sales for the first six months exceeded those of 1993 by over $13,000,000 or 5.3%. We expect this increase will be sustained for the balance of the year.

          Operating expenses for the six months were generally reflective of the low inflation rate except for an extraordinary accounting charge of $1,275,000 relating to postemployment benefits required
          by the adoption of Financial Accounting Standard     No. 112.  In
          addition, the majority of the advertising media costs for the year were accounted for during the first half of the year.

		              SIX MONTHS ENDED JUNE 30,
                              -------------------------
                   (Dollars in Thousands Except Per Share Amounts)

                                                  1994           1993
                                               (Unaudited)    (Unaudited)

          Net Sales                             $268,968        $255,539
          Net Income                             $18,327         $17,018
          Earnings Per Share                       $1.90           $1.74


          A dividend in the amount of $0.37 per share has been declared and will be payable on October 3, 1994 to shareholders of record on September 8, 1994.

			          BENJAMIN MOORE & CO.





          Maurice C. Workman, President               Richard Roob, Chairman