Form 10-Q/A
period 1994-09-30
MOORE BENJAMIN & CO
filed 1995-01-23
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994 Commission File Number  0-8894
                  ------------------                       ---------------------


                              Benjamin Moore & Co.
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                    New Jersey                           13-5256230
- --------------------------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)


      51 Chestnut Ridge Road, Montvale, New Jersey              07645
- --------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (201) 573-9600
                                                   -----------------------------


                                    None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

The registrant hereby amends its Form 10-Q for the nine months ended September 30, 1994 to include the attached Exhibit 27 as noted in Item 6(a) of Part II below.

                                      -1-
                                 (Page 1 of 3)

                          PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

            (a) The following is an exhibit index for the exhibit filed with Form 10-Q/A and appearing as Exhibit 27.

            Exhibit 27                         Financial Data Schedule

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1994.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Benjamin Moore & Co.
                                          -------------------------
                                                 (Registrant)


Date        January 23, 1995                      M.C. Workman
     --------------------------           -------------------------
                                              Maurice C. Workman
                                                 (President)


Date        January 23, 1995                       W.J. Fritz
     --------------------------           -------------------------
                                       William J. Fritz, Vice President -
                                             Finance and Treasurer
                                        (Principal Financial Officer)