Form 10-K
MOORE BENJAMIN & CO
filed 1995-03-30
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


     For the fiscal year ended:                          Commission file number:
       December 31, 1994                                           0-8894


                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)


          New Jersey                                      13-5256230
   (State of incorporation)                 (I.R.S. Employer Identification No.)

                             51 Chestnut Ridge Road
                           Montvale, New Jersey  07645
                    (Address of principal executive offices)

       Registrant's telephone number including area code:  (201) 573-9600

       Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $10 per share



           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No___

As of March 1, 1995, the aggregate market value of the registrant's common stock held by non-affiliates equalled $482,442,763.

As of March 1, 1995, 9,594,901 shares of common stock of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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


Marketing and Distribution

           It has always been the Company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see, e.g., Note 4 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such trademarks as Moore's House Paint, Moorglo, Moorgard Latex House Paint, Moorwood, Moorwhite Primer, Impervo Enamel, Moorcraft, Impervex, Regal Wall Satin, Satin Impervo, AquaGlo, AquaPearl, AquaVelvet, Regal Aquagrip, Enhance, Moorlife, A Stroke of Brilliance, Pro-Saver, Benwood, Utilac and Ironclad. Although a large variety of ready-mixed colors is available in all of these products, a substantially wider selection can be obtained through the Company's Moor-O-MaticIII Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the Company. The Company believes its Moor-O-MaticIII Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's Video Color Planner and Moore's Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the Company directly to the ultimate user.

Sales

           The Company considers itself to be engaged in a single line of business; i.e. the formulation, manufacture and sale of coatings. Reference is made to the information set forth under the caption, "SELECTED FINANCIAL DATA",
Part II, Item 6 hereof, with respect to net sales of each of the two classes of products which comprise the aforementioned line of business. During 1994, no one customer accounted for as much as 2% of the Company's net sales.


Geographic Segment Information

           The Company manufactures and sells coatings in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Reference is made to the information set forth in Note 8 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic area.


Foreign Operations

           The Company operates in Canada and New Zealand. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited, which is an approximately 83% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company, and Benjamin Moore Pacific Limited, which is a 51% owned subsidiary of the New Zealand company. During 1994, revenues and profits from operations attributable to those companies (which are included in the Company's consolidated financial statements) were approximately $62,544,000 and $5,958,000, respectively. Approximately 7% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the Company, including employees of such subsidiary.


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

          As of December 31, 1994, 198 chemists and technicians were employed by
the  Company  in  research and development and quality control  activities.   In
1994, the Company expended approximately $15,521,000 for such activities.

Competition

           The coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 800 coatings manufacturers in the United States, many of which are small companies which provide intense competition within regional and local markets, especially with respect to lower priced coatings and custom made specialty items which are required on a short-time delivery basis. Other manufacturers are large diversified corporations, the assets of which are substantially greater than those of the Company, which compete on a nationwide basis. The competition which the Company encounters in Canada and New Zealand is similar in nature to that which it encounters in the United States. The Company estimates that it is one of the largest manufacturers of trade sales coatings in the United States and Canada. With respect to sales of production finishes coatings, the Company's overall position in the industry is relatively small.


Seasonal Aspects

           Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1994, the percentages of the Company's sales of trade sales coatings which were made in the first, second, third and fourth quarters of the year were 20.3%, 28.9%, 29.3% and 21.5%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.


Employees

           As of December 31, 1994, the Company had approximately 2,000 employees, of whom approximately 28% were salaried personnel, approximately 12% were sales representatives, and approximately 60% were hourly employees. The Company considers its relations with its employees to be excellent.


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


Patents and Trademarks

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

           To date the Company has entered into full or partial settlement agreements with governmental authorities or private parties with respect to fourteen sites under federal and state laws. Total settlement costs have been approximately $2 million.

           The Company is involved in twenty-nine unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $2,459,000 has been accrued as a reserve against such future costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

           Also, the Company is involved in remedial activities at three of its owned facilities as follows:

          1. A water monitoring program continues at the Company's plant in Cuyahoga Heights, Ohio. No remediation activities are being conducted now. Total costs to date are $160,000.

           2. Soil and shallow ground water contamination has been detected at the Company's facility at Milford, MA. The affected soils have been excavated and an interim ground water pumping extraction and treatment system has been installed. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with traditional technologies. Expenditures to date have been less than $500,000.

           3. The Company has expended approximately $5 million over the last ten years to assess and remediate contamination of soil and water at the Company's facility at Santa Clara, California, operated by its subsidiary,
Technical Coatings Co. The Company has installed an underground trench along two sides of its property. This trench is capable of capturing the contamination and preventing its migration off the plant site. A biological treatment system treats the pumped water to acceptable cleanup levels. The treated water is used in the paint manufacturing process as cooling water before being discharged to the municipal sewer system or reinjected to the ground for recirculation.

           There are ongoing engineering studies to identify and develop additional remediation techniques to address soil contamination and to clean up contaminated water more rapidly. Current operating and maintenance costs are $100,000 per year.

           Adjoining landowners filed suits against the Company claiming damages due to the migration, or potential migration, of the contamination located at the Company's facility at Santa Clara.

           In each case the plaintiff or his predecessor in title has conducted activities on its own property which resulted in contamination there. One of these suits was settled during 1994 for approximately $67,000. The other suit was settled during 1993 for $75,000 and an undertaking by the Company to continue the remediation activities at the site.

           Accrued costs against future cleanup expenses for these three facilities are approximately $600,000.

           Federal and state laws require that potentially responsible parties fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1994 the Company spent approximately $541,000 on remedial cleanups and related studies compared with approximately $571,000 spent for such purposes in 1993.

            In 1994 the Company recovered approximately $950,000 in indemnification and defense costs under its general liability policies from one of its primary insurance companies for environmental liabilities. The Company continues to negotiate further settlements.

          It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties, including uncertainties about the current status of the law and regulations, remedial technologies and insurance recoveries of Company costs, as well as information relating to individual sites. Subject to the foregoing, Company management believes its estimates of its liability is reliable and anticipates that capital expenditures and the cost of remedial actions to comply with the current laws governing environmental protection will not have a material adverse effect upon its consolidated financial statements.

ITEM 2.  PROPERTIES

           Set forth below is certain information with respect to the Company's principal facilities:


                                                              Approximate
Location                      Principal Use                   Square Feet                 Owned/Leased
Newark, NJ                      Plant                            267,600                     Owned

Melrose Park, IL                Executive Offices-              145,200                      Owned
                                Central Division;
                                Chicago Plant

Toronto, ON                     Executive Offices-               118,800                     Owned
                                Subsidiary; Plant

Milford, MA                     Boston Plant                     110,500                     Owned

Cuyahoga Heights, OH            Cleveland Plant                  106,000                     Owned

Colonial Heights, VA            Richmond Plant                    92,800                     Owned

Jacksonville, FL                Plant                             82,400                     Owned

Pell City, AL                   Birmingham Plant                  80,500                     Leased (1)

Mesquite, TX                    Dallas Plant                      80,000                     Owned

Flanders, NJ                    Central Laboratories,             78,000                     Owned
                                Information Resource
                                Center, Executive
                                Offices - Subsidiary

St. Louis, MO                   Plant                             76,800                     Owned

Denver, CO                      Plant                             73,500                     Owned

Johnstown, NY                   Plant                             66,400                     Owned

Montreal, PQ                    Plant                             63,500                     Owned

Commerce, CA                    Executive Offices-                59,000                     Owned
                                Western Division;
                                Los Angeles Plant

Montvale, NJ                    Corporate Offices;                57,000                     Owned
                                Executive Offices-
                                Eastern Division

Nutley, NJ                      Plant                             50,000                     Owned

Burlington, ON                  Plant                             45,400                     Owned

Santa Clara, CA                 Plant                             38,500                     Owned


(1) Lease expires August 1995 at which time the facility may be purchased by the Company for $1,000. The Company has a continuing option to purchase the facility at an earlier date.

                                          Approximate
Location            Principal Use           Square Feet       Owned/Leased

Aldergrove, BC      Vancouver Plant           36,900           Owned

Auckland, NZ        Executive Offices-        30,700           Owned
                    Subsidiary; Plant



           The Company owns 9.32 acres of land in Lebanon, New Jersey, which is used as a testing facility, and maintains a New York City sales office in rented premises. The Company also leases warehouse facilities in North Kansas City, Missouri; Bloomington, Minnesota; Newark, California; Auckland and Christchurch, New Zealand and in Concord, Edmonton, Saskatoon, Winnipeg, Dartmouth and Mount Pearl, Canada. Warehouse arrangements also exist in Portland, Oregon.

           The Company is in the process of decommissioning its plant and warehouse facility in Houston, Texas, the operations of which have been transferred to the Dallas, Texas facility.

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


ITEM 3.  LEGAL PROCEEDINGS

           The Company is involved in a number of legal actions in which substantial monetary damages are sought. Management believes that the outcome of all such legal actions, individually and in the aggregate, will not have a material effect on the Company's consolidated financial statements. Also, see "Environmental Affairs and Governmental Regulation" above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There was no submission of matters to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT


           The executive officers of the Company are elected each year by the directors of the Company, and are as follows:



Name                                         Office                       Age
Richard Roob                   Chairman of the Board of Directors          62


Maurice C. Workman             President                                   66


Benjamin M. Belcher, Jr        Executive Vice President                    60


Ward C. Belcher                Vice President-Operations                   48


Richard H. Delventhal          Controller                                  58


Yvan Dupuy                     Senior Vice President-Sales and
                               Marketing                                   43


William J. Fritz               Vice President-Finance and Treasurer        64


John J. Oberle                 Vice President-Manufacturing and
                               Technology                                  65


John T. Rafferty               Secretary and General Counsel               62


Charles C. Vail                Vice President-Human Resources              51







           All of the executive officers of the Company have during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities.

                                     PART II



ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


           There is no established public trading market for shares of the Company's common stock. The Company and its Employees' Stock Ownership Plan, although under no obligation to do so, have in the past purchased shares of the Company's common stock from shareholders in privately negotiated transactions. Usually such purchases are made at the then current fair value of the shares as determined by an independent appraisal firm engaged by the Company. There can be no assurance that such purchases will be continued. As of March 1, 1995, the Company had approximately 1,775 shareholders.

           The following table sets forth the high and low price for such shares in each quarter during 1994 and 1993 and the dividends paid in each such quarter.

                                             Price Range                             Dividends Paid
                                     1994                      1993                  1994        1993
                              High           Low          High        Low
1st quarter                  $93.63          $84.56         $76.66     $70.57         $ .37       $ .37
2nd quarter                   90.12           77.67          76.66      71.61           .37         .37
3rd quarter                   79.34           74.19          78.18      71.50           .37          37
4th quarter                   82.20           74.25          87.88      77.60           .37         .37
4th quarter-extra                                                                       .30         .20

          Total                                                                       $1.78       $1.68


ITEM 6.  SELECTED FINANCIAL DATA

        Selected Income Statement Data:




                                                                               Year Ended December  31,
                                                            1994           1993           1992         1991           1990
                                                              (Dollars in thousands, except per share amounts)
NET SALES:
  TRADE SALES COATINGS                                     $499,713       $471,738       $448,111       $433,380       $429,972
  PRODUCTION FINISHES COATINGS                               47,351         40,213         35,822         29,592         29,395
          Total                                            $547,064       $511,951       $483,933       $462,972       $459,367


NET INCOME                                                 $ 41,322       $ 36,511       $ 36,307       $ 35,937       $ 36,971
EARNINGS PER SHARE OF
  COMMON STOCK                                                $4.29          $3.75          $3.66          $3.54          $3.66
COMMON STOCK CASH DIVIDENDS:
  DECLARED PER SHARE                                          $1.81          $1.68          $1.67          $1.62          $1.53
  PAID PER SHARE                                              $1.78          $1.68          $1.65          $1.60          $1.50

          Selected Balance Sheet Data:

                                                                                     December 31,
                                                            1994           1993           1992         1991           1990
                                                              (Dollars in thousands, except per share amounts)

CURRENT ASSETS                                             $192,185       $185,198       $181,118       $180,467       $184,085
CURRENT LIABILITIES                                          69,244         51,996         48,537         44,000         41,810
WORKING CAPITAL                                            $122,941       $133,202       $132,581       $136,467       $142,275

TOTAL ASSETS                                               $304,088       $276,040       $263,610       $255,575       $243,496
LONG-TERM OBLIGATIONS                                     $   5,005      $   6,477      $   7,825       $ 10,036       $ 11,885
SHAREHOLDERS' EQUITY - NET                                 $221,538       $209,760       $199,054       $193,565       $182,028
BOOK VALUE PER SHARE OF
  COMMON STOCK (1)                                           $25.30         $23.28         $22.06         $21.22         $19.24



(1) Book value per share is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS 1994 VS. 1993

           Net Sales of $547,064,000 in 1994 represented an increase of $35,113,000 or 6.9% over the previous year. Record sales were attained in each quarter of the year with the largest increase occurring in the fourth quarter.

           Modest unit gains in trade sales coatings were registered in both the United States and Canada. The effect in 1994 of a late 1993 general selling price adjustment supplemented the unit growth in producing the higher sales revenues.

          The sales strength in trade coatings was generally distributed in both countries with the exception of a few localized areas. Most notable was the decreased reconstruction activity in 1994 and the resultant lower sales in southern Florida in 1994 as compared with the 1993 period which included the rebuilding activity following the damage from Hurricane Andrew.

           In addition, considerable unit growth was generated in production finishes in both the United States and Canada. However, this market segment represented less than 10% of total sales.

          Cost of products sold in 1994 was $284,092,000 which was 6.2% over the previous year. Raw material costs were slightly lower in the first half of the year, but reflected an upward trend in the last six months of the year which has extended into 1995. Production expense was held to the generally low inflation rate except for those expenses related to the additional sales volume.

           Selling, administrative and general expenses amounted to $192,253,000 which was an increase of $7,998,000 or 4.3% over 1993. The adoption of Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" - resulted in a one-time charge of $1,275,000. Start-up and promotional allowances associated with the nation-wide introduction of a new line of industrial maintenance products accounted for an expense increase of $1,395,000. The balance of the increase was attributable to general inflationary factors.

           An improved collection pattern and a recovering economy in previously distressed areas contributed to a decrease of approximately $2,600,000 or 37.7% in bad debt writeoffs and signaled indications of a return to more "normal" business conditions.

          Other expense (income) showed a net expense increase of $1,101,000 due principally to decommissioning costs pertaining to the closing of the plant and warehouse facility in Houston, Texas and the relocation of the operation to the expanded facility in Dallas, Texas as well as lower dividend and interest income on short-term investments.

           Income before taxes and minority interest was $70,366,000, up $9,415,000 or 15.4% over 1993. The effective income tax rate in 1994 was 40.4% compared with 39.2% in 1993.

           Net income of $41,322,000 in 1994 surpassed the previous year by $4,811,000 or 13.2%. Earnings per share were $4.29 reflecting an increase of $.54 or 14.4% over 1993. Dividends declared during 1994 were up by $.13 or 7.7% to $1.81 per share.

           In April 1994, the Company acquired a majority interest in Southern Cross Paints Limited in Auckland, New Zealand. The operation of Benjamin Moore & Co (NZ) Limited, a wholly-owned
                                      -12-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


subsidiary, was combined with Southern Cross and renamed Benjamin Moore Pacific Limited. Benjamin Moore & Co (NZ) Limited survived as a holding company for the Company's investment in the new entity. The financial results of Benjamin Moore Pacific Limited did not have a significant effect on the consolidated financial statements.

           If the rise in raw material costs abates and the economy reflects modest growth with controlled inflationary pressures, the financial performance in 1995 should be comparable to or even exceed the record results of 1994.


OPERATING RESULTS 1993 VS. 1992

           Net Sales in 1993 showed strength throughout the year and produced total sales revenues of $511,951,000, which exceeded the previous year by $28,019,000 or 5.8%. Unit gains were generated both in the United States and Canada. Upward selling price movements which were limited had little effect on the year's total sales volume.

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

           Production finishes also reflected unit growth although this market segment represented less than 10% of total sales.

           Cost of products sold in 1993 was $267,494,000 which was 5.2% above the prior year. Slightly lower raw material cost levels and production efficiencies were beneficial in keeping the percentage increase .6% lower than the sales increase percentage.

           However, selling, administrative and general expenses of $184,255,000 rose $14,164,000 or 8.3%. The largest single increase was for postretirement health benefits. An additional amount of approximately $2,529,000 was charged to earnings consisting of the annual service cost and the amortization of the transition liability as required by FAS No. 106.

           In addition to general inflationary increases and other factors attributable to higher sales volume, two significant factors that contributed to the increase in expenses was the second year of a renewed emphasis on media advertising amounting to approximately $1,000,000 and start-up costs of $1,491,000 associated with the introduction of a broad new line of industrial maintenance products. Sales of the new product line were limited to a market test in 1993.

           Dealer business closures and slow collections were prevalent in 1993 and, despite tighter credit controls, resulted in high bad debt writeoffs similar to the previous year.

          Other income in 1993 declined $171,000 from 1992 mostly due to reduced interest income on lower short-term investments. Income before taxes and minority interest was $60,951,000, up $552,000 or .9% over 1992. The effective income tax rate in 1993 was 39.2% compared with 38.9% in 1992. Higher profits and the 1993 tax rate increase accounted for the increased provision for income taxes of $379,000 or 1.6%.
                                      -13-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


           Net income of $36,511,000 represented an improvement of $204,000 or .6% over 1992. Earnings per share in 1993 were $3.75, up $.09 over the prior year. Dividends declared per share edged upward by $.01 to $1.68 in 1993.

           The Company's New Zealand subsidiary, Benjamin Moore & Co (NZ) Limited, operating as a warehouse facility, continued to concentrate on sales development in its first full year.



FINANCIAL POSITION AND LIQUIDITY

           The Company's financial position in 1994 maintained its traditional strength.

           Net cash flows provided by operating activities were $48,288,000 in 1994 compared with $32,282,000 in 1993 and $39,972,000 in 1992. Net income in
1994 was approximately $5,000,000 higher than both of the previous two years and coupled with the increase in other current liabilities accounted for the majority of the improvement in cash flows from operating activities. The increase in other current liabilities in 1994 was primarily attributable to accrued salaries, wages and commissions and health care and pension costs which accounted for $7,503,000 of the increase.

          Net cash flows in 1994 used in investing activities were significantly above those of 1993 and 1992. Capital expenditures amounting to $21,984,000 which were supported by internal financing consisted of additions to the Dallas, Texas and Birmingham, Alabama plant and warehouse facilities, the renovation of the Montvale and Flanders, New Jersey administration buildings and the commencement of construction on a relocated Jacksonville, Florida plant.

            The Company's Jacksonville facility was sold to the City of Jacksonville as part of a municipal sports complex project to accommodate a National Football League franchise. Proceeds from the sale, which will be received upon the transfer of the manufacturing operation, should provide the funds required for the completion of the plant. The building projects and other capital items in 1994 represented an increased cash utilization of $8,767,000 over 1993 and $10,784,000 over 1992.

           The continued reduction in short-term investments was a reflection of the use of internal funds for the above capital expenditures and for the higher level of funding of temporary co-ownership investments.

           The net cash flows used in financing activities were up $2,858,000 in 1994 vs. 1993 due primarily to higher requirements for the acquisition of treasury stock. Generally, the Company finances its stock purchases from its working capital in accordance with the conditions described above at Item 5, "Market Price of the Registrant's Common Stock and Related Security Holder
Matters."   It  is  anticipated  that any future  purchases  will  be  similarly financed.

           During 1994, 1993 and 1992 the Company purchased 165,488; 141,048 and 218,110 shares, respectively, of its common stock.

           Sales of treasury stock are made to employees under an Employees' Stock Purchase Plan and a Stock Option Plan. During 1994 and 1992, the Company sold 119,140 and 300 shares, respectively, to employees. In addition, the Company distributed 462; 876 and 1,432 shares to non-executive sales employees in 1994, 1993 and 1992, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


          During 1994 borrowing by the Company was largely limited to short-term line of credit uses. The New Zealand subsidiaries also utilized bank loans for a substantial portion of their capital requirements.

           Except for the completion of the relocated Jacksonville plant which will be mostly financed by funds received from the consummation of the sale of the current property to the city, the only remaining construction activity is the final phase of the Dallas plant expansion. This will amount to less than $1,000,000.

          No new major capital projects are scheduled for 1995.


OTHER MATTERS

           The Company places importance on its environmental responsibilities. Compliance with current laws concerning environmental protection has not resulted in significant capital expenditures and has not had a material adverse effect on the Company's consolidated financial statements. The Company does not anticipate that future costs associated with current laws governing environmental protection will have a material effect upon its consolidated financial statements or competitive position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



           The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the auditors' report, are set forth on pages 17 through 34. The additional financial information set forth in
Part IV and included herein should be read in conjunction with the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

BENJAMIN MOORE & CO.:

We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benjamin Moore & Co. and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes to Consolidated Financial Statements listed in the Index at Item 14, the Company changed its method of accounting for postemployment benefits, in 1994, and its methods of accounting for income taxes and postretirement benefits other than pensions, in 1993.

Deloitte & Touche LLP

Parsippany, New Jersey
March 7, 1995

                      BENJAMIN MOORE & CO. and Subsidiaries


                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1994, 1993 and 1992



                                                                           1994                1993                1992
NET SALES (Note 4)                                                       $547,063,568        $511,951,465        $483,932,713

COSTS AND EXPENSES: (Notes 6 and 11)
  Cost of products sold                                                   284,091,534         267,494,172         254,361,885
  Selling, administrative and general                                     192,253,190         184,254,963         170,091,083
  Other expense (income), net (Note 14)                                       352,682           (748,605)           (919,226)
            TOTAL COSTS AND EXPENSES                                      476,697,406         451,000,530         423,533,742

INCOME BEFORE TAXES AND MINORITY
  INTEREST                                                                 70,366,162          60,950,935          60,398,971

INCOME TAX PROVISION (Note 13)                                             28,417,716          23,897,061          23,518,028

INCOME BEFORE MINORITY INTEREST                                            41,948,446          37,053,874          36,880,943

MINORITY INTEREST IN NET INCOME
  OF CONSOLIDATED SUBSIDIARIES                                                626,017             542,959             573,606

NET INCOME                                                                $41,322,429        $ 36,510,915        $ 36,307,337



WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                 9,639,085           9,723,937           9,916,669



EARNINGS PER SHARE OF
  COMMON STOCK                                                                  $4.29               $3.75               $3.66



CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK (Note 12)                                                     $1.81               $1.68               $1.67




                 See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                     ASSETS

                                                                     1994                1993
CURRENT ASSETS:
  Cash                                                          $  3,435,068        $  5,011,498
  Short-term investments                                          12,571,739          20,683,414
  Accounts and notes receivable - net (Note 2)                    87,800,509          80,759,227
  Inventories (Note 3)                                            61,540,423          51,477,474
  Prepaid expenses                                                16,970,836          18,959,037
  Deferred income taxes (Note 13)                                  9,866,508           8,307,138

          TOTAL CURRENT ASSETS                                   192,185,083         185,197,788

INVESTMENTS IN TEMPORARY CO-OWNERSHIPS (Note 4)                   13,023,203           9,173,763

PROPERTY, PLANT AND EQUIPMENT - NET (Note 5)                      74,268,521          60,269,658

OTHER ASSETS (Notes 2 and 6)                                      24,611,004          21,398,930
            TOTAL                                               $304,087,811        $276,040,139

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
     obligations (Notes 9 and 10)                               $  8,581,936       $   5,333,001
  Accounts payable - trade                                        22,629,208          18,984,997
  Other liabilities and accrued expenses (Note 7)                 34,181,821          24,095,544
  Dividends payable                                                3,851,307           3,582,417

          TOTAL CURRENT LIABILITIES                               69,244,272          51,995,959

DEFERRED INCOME TAXES (Note 13)                                    2,602,881           2,675,968

LONG-TERM OBLIGATIONS (Note 10)                                    5,005,458           6,477,210

MINORITY INTEREST IN NET ASSETS
  OF CONSOLIDATED SUBSIDIARIES                                     5,696,823           5,130,728

COMMITMENTS (Note 11)
SHAREHOLDERS' EQUITY: (Notes 6 and 12)
  Preferred stock, $10 par value-
     authorized, 500,000 shares; issued - none
  Common stock, $10 par value- authorized,
     40,000,000 shares in 1994 and
     20,000,000 shares in 1993; issued 13,164,312
     at December 31, 1994 and 1993                               131,643,120         131,643,120
  Additional paid-in capital                                      31,295,259          21,960,011
  Retained earnings                                              178,295,916         154,432,773
  Accumulated currency translation adjustment                     (4,018,659)         (2,449,956)
  Cost of treasury stock; 3,542,080 shares and
     3,496,194 shares at December 31, 1994 and 1993              (93,772,244)        (80,477,178)
  Employees' stock ownership and stock purchase
     plan notes                                                  (21,905,015)        (15,348,496)
          SHAREHOLDERS' EQUITY - NET                             221,538,377         209,760,274
            TOTAL                                               $304,087,811        $276,040,139





              See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992


                                                                                  Accumulated                  Employees' Stock
                                                    Additional                       Currency                   Ownership and
                                    Common           Paid-in        Retained       Translation      Treasury    Stock Purchase
                                     Stock           Capital        Earnings       Adjustment        Stock       Plan Notes
                                   -----------      ----------      --------       -----------       -------     ----------
Balance, December 31, 1991         $131,643,120     $21,784,063     $114,460,875    $   756,366   $(55,881,103)   $(19,198,473)

  Net income for the year                                             36,307,337
  Cash dividends declared
     on common stock -
     $1.67 per share                                                (16,528,264)
  Sale and distribution of
     treasury stock -
     1,732 shares                                        96,732                                           7,429        (12,165)
  Treasury stock purchases -
     218,110 shares                                                                                (14,053,928)
  Interest charged on ESPP
     notes                                                                                                             (51,232)
  Dividends credited
     to ESPP notes                                                                                                      483,012
  Note payments                                                                                                       1,447,199
  Foreign currency
     translation adjustment                                                         (2,207,311)
Balance, December 31, 1992          131,643,120      21,880,795      134,239,948    (1,450,945)    (69,927,602)    (17,331,659)

  Net income for the year                                             36,510,915
  Cash dividends declared
     on common stock -
     $1.68 per share                                                (16,318,090)
  Distribution of treasury
     stock - 876 shares                                  58,701                                           4,336
  Treasury stock purchases
     and capital contribution-
     141,048 shares                                      20,515                                    (10,553,912)
  Interest charged on ESPP
     notes                                                                                                             (30,459)
  Dividends credited
     to ESPP notes                                                                                                      470,418
  Note payments                                                                                                       1,543,204
  Foreign currency
     translation adjustment                                                           (999,011)
Balance, December 31, 1993          131,643,120      21,960,011      154,432,773    (2,449,956)    (80,477,178)    (15,348,496)

  Net income for the year                                             41,322,429
  Cash dividends declared
     on common stock -
     $1.81 per share                                                (17,459,286)
  Sale and distribution of
     treasury stock - 119,602
     shares                                           9,322,793                                         481,078     (9,262,182)
  Treasury stock purchases
     and capital contribution-
     165,488 shares                                      12,455                                    (13,776,144)
  Interest charged on ESPP
     notes                                                                                                             (17,107)
  Dividends credited
     to ESPP notes                                                                                                      592,296
  Note payments                                                                                                       2,130,474
  Foreign currency
     translation adjustment                                                         (1,568,703)
Balance, December 31, 1994         $131,643,120     $31,295,259     $178,295,916   $(4,018,659)   $(93,772,244)   $(21,905,015)

                 See Notes to Consolidated Financial Statements.


                     BENJAMIN MOORE & CO. and Subsidiaries.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992

                                                                            1994                1993                1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $41,322,429         $36,510,915         $36,307,337
  Adjustments To Reconcile Net Income To Net Cash Flows
     Provided By Operating Activities:
       Depreciation and amortization                                        9,151,342           8,551,136           7,928,547
       Decrease in deferred income taxes                                  (1,603,034)           (525,923)           (571,718)
       Minority interest in net income
          of consolidated subsidiaries                                        626,017             542,956             573,606
       Loss (gain) on disposal of fixed assets                                190,999                (84)              72,429
       Interest charged on employees' stock purchase
          plan notes                                                         (17,107)            (30,459)            (51,232)
       Other                                                                (437,219)            (25,675)             329,128
     Changes In Assets And Liabilities:
       Increase in accounts and notes receivable                          (7,098,379)         (6,513,849)         (2,520,064)
       Increase in inventories                                            (9,832,223)         (2,529,226)         (1,526,191)
       Decrease (increase) in prepaid expenses                              1,835,770         (4,709,608)           (758,755)
       Increase in notes receivable due after one year                      (597,743)           (712,384)         (4,464,970)
       Increase in other assets                                           (1,089,093)         (1,950,905)           (765,341)
       Increase in other current liabilities                               15,848,733           3,674,866           5,419,224
          Net Cash Flows Provided By Operating Activities                  48,300,492          32,281,760          39,972,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                            6,379              15,150              87,130
  Payments for purchase of property, plant and equipment                 (21,983,746)        (13,217,058)        (11,200,173)
  Payment for purchase of majority interest in subsidiary                 (1,695,000)
  Payments for purchase of intangibles                                      (928,628)           (235,440)
  Decrease in short-term investments                                        8,111,675           6,191,952           8,485,497
  Investments in temporary co-ownerships                                  (5,667,983)         (2,718,308)         (1,868,578)
  Proceeds from sales of temporary co-ownership interests                   1,620,586           1,137,003           1,256,852
          Net Cash Flows Used In Investing Activities                    (20,536,717)         (8,826,701)         (3,239,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                   (16,598,100)        (15,899,266)        (15,925,947)
  Payment of dividends to minority shareholders                             (228,249)           (225,277)           (236,263)
  Proceeds from sale of treasury stock                                        541,689                                   1,434
  Payments for purchase of treasury stock                                (13,776,144)        (10,553,912)        (14,053,928)
  Repayments of long-term obligations                                     (1,425,000)         (1,350,000)        (2,596,913)
  Payments received on employees' stock ownership and
     stock purchase plan notes                                              2,130,474           1,543,204           1,447,199
          Net Cash Flows Used In Financing Activities                    (29,355,330)        (26,485,251)        (31,364,418)
Effect of exchange rate changes on cash                                        15,125              10,679               4,823
Net (Decrease) Increase in Cash                                           (1,576,430)         (3,019,513)           5,373,133
Cash at Beginning of Year                                                   5,011,498           8,031,011           2,657,878
Cash at End of Year                                                      $  3,435,068        $  5,011,498         $ 8,031,011

Supplemental Cash Flow Information:
  Interest paid                                                          $  1,239,867        $  1,117,166         $ 1,096,584
  Income taxes paid                                                       $29,494,846         $25,124,273         $26,686,136
Supplemental Schedule Of Noncash Investing And
 Financing Activities:
  Additions to obligations under capital leases                                              $    124,191
  Issuance of employees' stock purchase plan notes                       $  9,262,182                             $    12,165
  Capital contribution                                                   $     12,455        $     20,515



                 See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1994, 1993 and 1992



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
           The financial statements include all majority-owned subsidiaries except for Temporary Co-Ownerships as explained in Note 4 below. All balances and transactions between subsidiaries are eliminated in consolidation.

          In April 1994, the Company acquired 51% of the stock of Southern Cross Paints Limited in Auckland, New Zealand for a purchase price of $2,359,000. The Company's subsidiary, Benjamin Moore & Co (NZ) Limited, is a holding company of this majority interest. In connection with the acquisition, Southern Cross Paints Limited changed its name to Benjamin Moore Pacific Limited.

          Foreign Currency Translation
           All balance sheet accounts of foreign subsidiaries are translated to United States dollars at current exchange rates. The income statements are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

          Short-Term Investments
           Short-term investments consist of United States treasury bills of $12,452,752 in 1994 and $14,422,837 in 1993, stated at cost, which approximates market value, and a mutual fund of short duration portfolio of $118,987 in 1994 and $6,260,577 in 1993, carried at the lower of cost or market value. The carrying amount of these investments approximates fair value.

          Inventory
           Inventories are valued at lower of cost, determined by the use of the last-in, first-out (LIFO) method, or market.

          Property, Plant and Equipment
           Property, plant and equipment is recorded at cost. The major classes of property along with the depreciation and amortization methods and estimated useful lives used are set forth below:

                                                                                             Estimated
          Asset                    Depreciation and Amortization Methods                    Useful Life
          -----                   -------------------------------------                    -----------
Buildings                   Sum of the  years  digits,  declining balance, straight-line     25-45 yrs.
Machinery  and  equipment   Sum of the  years  digits,  declining balance, straight-line      8-11 yrs.
Furniture  and  fixtures    Sum of the  years  digits,  declining balance, straight-line      6-10 yrs.
Automobiles  and  trucks    Sum of the  years  digits,  declining balance, straight-line       3-6 yrs.
Leasehold improvements      Straight-line                                                     3-20 yrs.


        Major expenditures for renewals and improvements are capitalized; maintenance and repairs are expensed. The cost of property retired or sold is eliminated from the asset account and, after deducting the related accumulated depreciation, any profit or loss is included in income.

        Intangible Assets
        Intangible assets amounting to $6,281,696 and $5,163,561 at December 31, 1994 and 1993,
                                      -22-
respectively, are valued at cost and are being amortized over their estimated useful lives which range from two to fifteen years. During 1994, 1993 and 1992 amortization of such intangibles amounted to $1,016,678, $942,685 and $642,632, respectively.

          Provision for Income Taxes
           The Company and its subsidiaries file separate tax returns. The Company provides deferred income taxes on temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as
measured by enacted tax laws.   Tax  credits  are included as a reduction of
income tax expense in the year the credits arise.

          Pension Expense
           It is the Company's policy to fund all qualified pension costs based on calculations made by independent actuaries. Pension expense is determined in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. Unrecognized net assets are being amortized over 16-2/3 years for the United States plan and 15 years for the Canadian plan.

          Research and Development Costs
           Research and development and quality control expenditures are charged to income in the year incurred and amounted to $15,521,368, $13,987,537 and $12,417,319 in 1994, 1993 and 1992, respectively. Quality control expenditures aggregated $5,435,277, $5,001,518 and $4,716,561, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

          Accounting Change
           Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" and as a result recorded a one-time expense of approximately $1,300,000.

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



2.        ACCOUNTS AND NOTES RECEIVABLE

                                                  December 31,
                                            1994            1993

Trade                                   $97,572,410     $88,940,829
Other                                       804,929       1,493,077
     Total                               98,377,339      90,433,906
Less allowance for doubtful accounts     10,576,830       9,674,679
     Net                                $87,800,509     $80,759,227


           Notes receivable due after one year amounted to $13,209,875 and $12,614,376 at December 31, 1994 and 1993, respectively, and are included in Other Assets in the accompanying balance sheets. The carrying amount of notes receivable approximates fair value.
                                      -23-

3.        INVENTORY                       December 31,
                                     1994           1993

          Finished goods            $38,514,099    $31,223,724
          Raw materials              23,026,324     20,253,750
               Total                $61,540,423    $51,477,474

           If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used, inventory would have been $12,714,000 and $15,601,000 higher than reported at December 31, 1994 and 1993, respectively.

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


5. PROPERTY, PLANT AND EQUIPMENT                                      December 31,
                                                               1994            1993
   Land                                                      $  7,064,991    $  6,985,753
   Buildings                                                   66,527,626      53,769,421
   Machinery, equipment and leasehold
     improvements                                              82,787,937      75,353,810
          Total                                               156,380,554     136,108,984
   Less accumulated depreciation and
     amortization                                              82,112,033      75,839,326
          Property, plant and equipment-net                  $ 74,268,521    $ 60,269,658

   Capital leases included in the above are as follows:

Classes of Property                                                    December 31,
                                                                   1994           1993
   Land                                                       $    96,000    $    96,000

   Buildings                                                    1,616,902      1,616,902

   Machinery, equipment and
     leasehold improvements                                     3,390,430      3,511,123

        Total                                                   5,103,332      5,224,025

   Less accumulated depreciation
     and amortization                                           4,026,885      3,811,492

        Net                                                    $1,076,447     $1,412,533

6.        EMPLOYEE BENEFIT PLANS

          Pension Plans

          The Company and its subsidiaries have retirement income plans covering substantially all employees. The benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

           The funded status and amounts recognized in the Company's balance sheets at December 31, 1994 and 1993, as determined by independent actuaries, are presented below:

                                                     December 31, 1994                       December 31, 1993

                                               United States        Canadian            United States       Canadian
                                                    Plans              Plan                 Plans              Plan
Actuarial present value of:
  Vested benefit obligation                      $  87,247,000      $  9,916,000         $  97,082,000       $10,059,000

  Accumulated benefit obligation                 $  89,541,000      $  9,916,000         $  99,572,000       $10,059,000

Projected benefit obligation for
  service rendered to date                        $110,569,000       $11,878,000          $119,931,000       $11,860,000

Plan assets at fair value (plan assets
  are invested primarily in insurance
  contracts, equities and bonds)                   108,589,000        14,603,000           112,128,000        16,495,000

Projected benefit obligation (in excess
  of) less than plan assets                        (1,980,000)         2,725,000           (7,803,000)         4,635,000

Unrecognized net (gain) loss from past
  experience different from that
  assumed                                            (324,000)         2,609,000             5,907,000         1,024,000

Prior service cost not yet recognized
  in net periodic pension cost                       3,033,000                               3,271,000

Unrecognized transition asset, net
  of amortization                                  (2,652,000)       (2,649,000)           (2,997,000)       (3,077,000)

Accrued pension (cost) credit recognized
  in (other liabilities) other assets on the
  balance sheet                                  $ (1,923,000)      $  2,685,000         $ (1,622,000)        $2,582,000


          Net pension costs include the following components:

                                                 1994             1993           1992
Service cost-benefits earned during the
  period                                         $3,949,000      $ 3,708,000     $3,458,000

Interest cost on projected benefit
  obligation                                      9,315,000        9,713,000      9,015,000

Actual return on plan assets                    (1,683,000)     (10,549,000)    (8,014,000)

Net amortization and deferral                   (9,342,000)        (257,000)    (2,926,000)

       Net periodic pension cost                 $2,239,000      $ 2,615,000     $1,533,000



           The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent, respectively in 1994, 7 percent and 4 percent, respectively in 1993 and 8.5 percent and 6.5 percent, respectively in 1992. The expected long-term rate of return on assets, net of expenses, was 9 percent in 1994, 8.5 percent in 1993 and 9 percent in 1992.

          Postretirement Medical and Life Insurance Plans

            The Company and its subsidiaries have two defined benefit postretirement plans that cover substantially all of the United States employees of the Company and its subsidiaries. One plan provides medical benefits, and the other provides life insurance benefits. The postretirement health care plan is contributory for employees retiring on or after January 1, 1993, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by the same percent increase experienced by the Net Incurred Charges through 1998, after which all future cost increases will be passed on to the retirees.

          As of December 31, 1994, the Company has not established any specific funding policy.

           The following table sets forth the plans' funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 1994 and 1993.

                                                                      December 31, 1994             December 31, 1993
                                                                      -----------------             -----------------
                                                                  Medical       Life Insurance       Medical     Life Insurance
                                                                    Plan             Plan             Plan           Plan
Accumulated postretirement benefit obligation:

  Retirees                                                       $(11,280,000)   $  (937,000)     $(14,343,000)    $(1,078,000)
  Fully eligible active plan participants                          (3,166,000)      (168,000)       (3,635,000)       (172,000)
  Other active plan participants                                   (5,510,000)      (284,000)       (6,744,000)       (383,000)

Accumulated postretirement benefit
  obligation in excess of plan assets                             (19,956,000)    (1,389,000)      (24,722,000)     (1,633,000)

Unrecognized net (gain) or loss from past
  experience different from that assumed
  and from changes in assumptions                                  (2,431,000)      (165,000)         3,211,000         194,000

Unrecognized transition obligation                                  18,723,000      1,195,000        19,763,000       1,262,000

Accrued postretirement benefit cost
  recognized in the other liabilities on
  the balance sheet                                              $ (3,664,000)   $  (359,000)     $ (1,748,000)    $  (177,000)


     Net periodic postretirement benefit cost included the following components:

                                                                                       1994                     1993

Service cost-benefits attributed
  to service during the period                                                        $  470,000               $  368,000

Interest cost on accumulated
  postretirement benefit obligation                                                    1,619,000                1,822,000

Net amortization and deferral                                                          1,107,000                1,107,000

Net periodic postretirement benefit cost                                              $3,196,000               $3,297,000


           For measurement purposes, the 1995 annual rate of increase in the per capita cost of covered health care benefits was assumed to be 13.5% for costs under age 65 and 10.8% for costs over age 65; the rates were assumed to decrease gradually to 6% for 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $771,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $76,000.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent and 7 percent in 1994 and 1993, respectively.

           During 1994, the Company's Canadian subsidiary continued to provide certain health care and life insurance benefits for retired employees as were previously provided to substantially all employees of the Company. Substantially all of the employees of the Company's Canadian subsidiary became eligible for those benefits upon retirement at the normal retirement age. The benefits are provided through insurance companies whose premiums are based upon the benefits paid during the year.

           The Company recognized the cost of providing those benefits by expensing the annual insurance premiums, which amounted to approximately $64,880, $54,000 and $822,000 in 1994, 1993 and 1992, respectively.

          Postemployment Benefits

           In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This new statement requires an accrual of benefits provided to former or inactive employees after employment but before retirement. Effective January 1, 1994, the Company adopted SFAS No. 112 and as a result recorded an accrued liability of approximately $1,300,000 which also approximates the reserve liability at December 31, 1994.

          Employees' Stock Ownership Plan

          The Company also maintains a qualified Employees' Stock Ownership Plan
(ESOP), covering substantially all of its United States employees. The Board of Directors of the Company is authorized to make contributions from time to time to the plan trust fund.

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

           Contributions to the ESOP amounted to $1,185,312, $1,160,599 and $1,140,564 in 1994, 1993 and 1992, respectively.

           The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Company's Canadian employees. The Canadian subsidiary contributed approximately $154,000, $144,000 and $141,000 to the Canadian plan trust fund in 1994, 1993 and 1992, respectively.

          Stock Option Plan

           During 1993 the Company adopted a Stock Option Plan. The Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, may be granted. The options become fully vested over a period of up to four years or upon retirement. During 1993 the Company granted options to purchase 233,785 shares at an option price of $73.26 per share, which is the fair value at the date of grant as determined by independent appraisal. During 1994 options to purchase 1,440 shares were exercised by employees by reason of their retirement during 1994, which made their respective options exercisable during a six month period following their respective retirement dates. At December 31, 1994 none of the options were exercisable.


7.        OTHER LIABILITIES AND ACCRUED EXPENSES

                                                                                          December  31,
                                                                                1994                       1993
          Income taxes payable                                                 $ 3,449,393                $ 2,392,051
          Salaries, wages and commissions                                        7,964,744                  3,962,768
          Health care, life insurance and pension costs                          7,340,094                  3,839,208
          Customer discounts and allowances                                      3,457,132                  2,757,399
          Environmental remediation costs                                        2,481,889                  2,311,094
          Other                                                                  9,488,569                  8,833,024
               Total                                                           $34,181,821                $24,095,544


8.        GEOGRAPHIC SEGMENT INFORMATION

           The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Assets and operating results by geographic area are as follows:


          NET SALES:
                                                       United States           Foreign                 Consolidated

            1994                                        $484,520,019           $62,543,549              $547,063,568

            1993                                        $454,215,349           $57,736,116              $511,951,465

            1992                                        $426,409,378           $57,523,335              $483,932,713


          INCOME BEFORE TAXES
          AND MINORITY INTEREST:

                                                        United States            Foreign                 Consolidated

            1994                                         $64,407,680            $5,958,482               $70,366,162

            1993                                         $56,762,454            $4,188,481               $60,950,935

            1992                                         $56,342,273            $4,056,698               $60,398,971


          IDENTIFIABLE ASSETS:

            1994                                        $261,661,657           $42,426,154              $304,087,811

            1993                                        $237,810,998           $38,229,141              $276,040,139

            1992                                        $228,204,051           $35,405,527              $263,609,578


9.        SHORT-TERM BORROWINGS

           Information regarding the Company's arrangements with banks in the United States, Canada and New Zealand for short-term lines of credit follows:

                                                                                December 31,
                                                                   1994               1993               1992
Outstanding borrowings at end of year                           $ 7,177,000         $ 3,861,000         $ 3,157,000

Average interest rate on outstanding
  borrowings at end of year                                            9.0%                5.8%                7.0%

Maximum month-end outstanding
  borrowings during the year ended                              $21,391,000         $ 9,856,000         $ 7,045,000

Approximate month-end average
  outstanding borrowings during
  the year ended                                                $ 9,514,000         $ 6,159,000         $ 3,547,000

Weighted average interest rate
  on approximate month-end
  average borrowings outstanding
  during the year ended                                                6.1%                6.2%                7.6%

Unused portion of lines of credit
  at end of year                                                $30,632,000         $22,138,000         $23,445,000


          There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.


10.       LONG-TERM OBLIGATIONS

                                                      December  31,
                                                1994              1993

Loan payable (See Note 6)                      $6,000,000        $6,925,000

Capital leases (See Note 11)                      410,793         1,024,191

  Total                                         6,410,793         7,949,191

Less payments due within one year               1,405,335         1,471,981

  Long-term obligations                        $5,005,458        $6,477,210


           Principal  payments of $1,405,335, $1,105,458, $1,200,000, $1,300,000 and $1,400,000 are due in 1995, 1996, 1997, 1998 and 1999, respectively.


11.       LEASES

           During 1985, the Industrial Development Board of the City of Pell City, Alabama, issued $5,000,000 ten year, First Mortgage Industrial Revenue Bonds, guaranteed by the Company, to an Alabama Bank under a mortgage and trust indenture of which the Bank is the trustee. The bonds bear interest at a floating rate equal to 78% of the Bank's lending rate. The proceeds of the bonds were used by the Industrial Development Board to finance the construction of a plant facility in Pell City, Alabama, which is being leased to the Company for a ten-year period ending September 1, 1995. At the end of the lease term, or earlier in the event of prepayment of this obligation, the plant facility which has been recorded as a capital lease, may be purchased by the Company for $1,000.

            The Company also leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under operating leases expiring at various dates.

     Minimum future obligations under leases as of December 31, 1994 are as follows:


                                                Capital             Operating
Year ending December 31,                        Leases                Leases              Total
1995                                             $423,896         $ 5,279,801         $ 5,703,697
1996                                                5,458           4,057,660           4,063,118
1997                                                                2,476,831           2,476,831
1998                                                                1,575,005           1,575,005
1999                                                                  702,451             702,451
2000-2004                                                           1,180,420           1,180,420
          Total minimum lease payments            429,354         $15,272,168         $15,701,522


Less amount representing interest (at
          rates ranging from 6.63% to
          7.02%)                                   18,561

          Present value of net minimum
          lease payments                         $410,793



           Rental expense on operating leases (including amounts based on equipment usage) was approximately $8,147,158, $8,255,642 and $6,912,552 for the years ended December 31, 1994, 1993 and 1992, respectively.


12.       SHAREHOLDERS' EQUITY

           In 1978 the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan (ESPP). Under the Plan, as restated to reflect stock dividends, up to an aggregate of 1,600,000 shares of Common Stock held in the treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm, at the date of offering. Since 1979, 627,665 shares have been sold to employees. During 1994, the Company sold 117,700 shares to employees.

           Notes receivable outstanding with respect to the above referenced Plan, as well as the ESOP note receivable, as of December 31, 1994 and 1993 are reflected in the balance sheets as reductions in shareholders' equity. The notes received by the Company relative to the 1991 and 1994 ESPP offerings are non-interest bearing.

           Treasury stock is reflected at acquisition value, determined by the use of the first-in, first-out (FIFO) method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

           A reconciliation of the number of common shares outstanding is as follows:

                                                                      Shares of Common Stock

                                                          Issued                Treasury          Outstanding
Balance, December 31, 1991                                  13,164,312           3,139,644            10,024,668

Sale and distribution of
  treasury stock                                                                   (1,732)                 1,732

Treasury stock purchases                                                           218,110             (218,110)

Balance, December 31, 1992                                  13,164,312           3,356,022             9,808,290

Distribution of treasury
  stock                                                                              (876)                   876

Treasury stock purchases                                                           141,048             (141,048)

Balance, December 31, 1993                                  13,164,312           3,496,194             9,668,118

Sale and distribution of
  treasury stock                                                                 (119,602)               119,602

Treasury stock purchases                                                           165,488             (165,488)

Balance, December 31, 1994                                  13,164,312           3,542,080             9,622,232


13.       INCOME TAXES

          The composition of the income tax provision is as follows:

                                                             1994                1993                  1992
State and local income taxes                               $ 5,015,664         $ 4,595,010           $ 4,749,421
Foreign income taxes                                         2,427,921           1,946,324             1,732,755
Federal income taxes:
  Current                                                   22,712,600          18,310,612            17,751,496
  Deferred                                                 (1,738,469)           (954,885)             (715,644)
     Total                                                 $28,417,716         $23,897,061           $23,518,028

          Deferred income taxes represent the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, none of which are individually significant in any year. The components of the deferred tax asset relate primarily to accruals and accounts receivable allowances, and the deferred tax liability relates primarily to depreciation.

          A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                                  1994       1993        1992

          Statutory tax rate                       35.0%      35.0%      34.0%

            Effect of:
               State and local income taxes         4.6        4.9        5.2

               Other - net                           .8        (.7)       (.3)

          Effective tax rate                       40.4%      39.2%      38.9%

           The Company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $26,309,657, $23,902,094 and $22,358,291 at December 31, 1994, 1993 and 1992,
respectively,   because   the  Company  intends  to   reinvest   such   earnings
indefinitely.


14.       OTHER EXPENSE (INCOME), NET

          The components of other expense and (income), net are as follows:

                                                1994            1993            1992
          Other income                       $(1,578,002)    $(1,879,938)    $(2,149,551)

          Interest expense                      1,257,886       1,131,417       1,157,896

          Loss (gain) on the disposal of
            fixed assets                          190,999            (84)          72,429

          Other expense                           481,799

               Net                            $   352,682    $  (748,605)    $  (919,226)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 3, 4 and 5 and "Compliance with Section 16(a) of the Securities Exchange Act" at page 15 of the Company's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at page 9 of this Annual Report on Form 10-K.


ITEM 11.       EXECUTIVE COMPENSATION

           Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" at pages 7, 8 and 9 of the Company's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

       (a)     Security Ownership of Certain Beneficial Owners


           Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


       (b)     Security Ownership of Management


           Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 5, 6 and 7 of the Company's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


       (c)     Changes in Control


           To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at pages 9 and 10 of the Company's Proxy Statement dated March 23, 1995, for use in connection with its 1995 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K

          (a) (1) List of Financial Statements Included Under Item 8 of this Report.

                    Independent Auditors' Report                                                             17

                    Consolidated Statements of Income for the Years Ended
                       December 31, 1994, 1993 and 1992                                                      18

                    Consolidated Balance Sheets, December 31, 1994
                       and 1993                                                                              19

                    Consolidated Statements of Shareholders' Equity for
                       the Years Ended December 31, 1994,
                       1993 and 1992                                                                         20

                    Consolidated Statements of Cash Flows for the Years
                       Ended December 31, 1994, 1993 and 1992                                                21

                    Notes to Consolidated Financial Statements for the Years
                       Ended December 31, 1994, 1993 and 1992                                               22-34

               (2)  Financial Statement Supplemental Schedule.

                    II     Consolidated Valuation and Qualifying Accounts
                           For the Years Ended December 31,
                           1994, 1993 and 1992                                                               42


           All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

           The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1994 and 1993.

          (b)       Reports on Form 8-K
                    No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended December 31, 1994.


          (c)       List of Exhibits
                     (3) Restated Certificate of Incorporation and Bylaws of the
                         Company.

                                (i) Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) of the Company's Registration Statement under the Securities Act of 1933, as amended, on Form S-1 - Registration No. 2-62626).

                                Reference is made to the information set forth under the caption "Amendment of the Restated Certificate of Incorporation" at pages 10 and 11 of the Company's Proxy Statement dated March 22, 1985, for use in connection with its 1985 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                Reference is made to the information set forth under the caption "Limitation of Liability of Directors and Officers to the Maximum Extent Permitted by New Jersey Law" at pages 10, 11, 12 and 13 of the Company's Proxy Statement dated March 28, 1988, for use in connection with its 1988 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                Reference is made to the information set forth under the caption "Amendment of the Restated Certificate of Incorporation" at pages 11 and 12 of the Company's Proxy Statement dated March 21, 1989, for use in connection with its 1989 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

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

                                Reference is made to the information set forth under the caption "Indemnification of Directors, Officers and Employees" at pages 13 and 14 of the Company's Proxy Statement dated March 28, 1988, for use in connection with its 1988 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

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


                                Reference is made to the information set forth under the caption "Amendment of Employees' Stock Purchase Plan" at pages 11 and 12 of the Company's Proxy Statement dated March 25, 1991, for use in connection with its 1991 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                Reference is made to the information set forth under the caption "Approval of the Stock Option Plan" at pages 13, 14 and 15 of the Company's Proxy Statement dated March 22, 1993, for use in connection with its 1993 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                    (21)        Subsidiaries of the Company              Page 43

                    (23)        Consent of Experts and Counsel           Page 44

                    (27)        Financial Data Schedule                  Page 45

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 30th day of March, 1995.


                                                         BENJAMIN MOORE & CO.


                                                         By   /s/ M.C. Workman
                                                              -----------------
                                                              Maurice C. Workman
                                                              President



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



                                -------------------



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                      Title                                 Date

                                               Chairman of the Board of
                                                  Directors (Principal
 /s/   Richard Roob                               Executive Officer);
       Richard Roob                               Director                                March  30, 1995


                                               President (Principal
 /s/   M.C. Workman                               Executive Officer);
   Maurice C. Workman                             Director                                March  30, 1995

                                               Vice President -
                                                  Finance and Treasurer
                                                  (Principal Financial
                                                  Officer and Principal
 /s/    W.J. Fritz                                Accounting Officer);
      William J. Fritz                            Director                                March  30, 1995


 /s/  B.M. Belcher, Jr.                           Director                                March  30, 1995
        Benjamin M. Belcher, Jr.


 /s/   W.C. Belcher                               Director                                March  30, 1995
     Ward C. Belcher


 /s/ Charles H. Bergmann                          Director                                March  30, 1995
     Charles H. Bergmann


                                                  Director                                March  30, 1995
     Frank W. Burr


 /s/  Yvan Dupuy                                  Director                                March  30, 1995
      Yvan Dupuy


                                                  Director                                March  30, 1995
   Robert J. Hodgson


                                                  Director                                March  30, 1995
   Ralph W. Lettieri


                                                  Director                                March  30, 1995
   Gerald W. Moore




          Signature                                      Title                                 Date


 /s/ John C. Moore, Jr.                           Director                                March  30, 1995
     John C. Moore, Jr.


 /s/ Michael C. Quaid                             Director                                March  30, 1995
     Michael C. Quaid


                                                  Director                                March  30, 1995
      Joseph Sobie


 /s/ Charles C. Vail                              Director                                March  30, 1995
     Charles C. Vail


                                                  Director                                March  30, 1995
   Ward B. Wack


                                                  Director                                March  30, 1995
   Sara B. Wardell



                                                                    SCHEDULE II



                      BENJAMIN MOORE & CO. and Subsidiaries
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


----------------------------------------------------------------------------------------------------------------------------
       Column  A                    Column  B                     Column  C                  Column  D           Column  E
----------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                                   ---------

                                   Balance At            Charged To          Charged
                                    Beginning            Costs And           To Other                               Balance At
       Description                  Of Year               Expenses           Accounts        Deductions             End of Year
Allowance For Doubtful
       Accounts:
          1994                       $9,674,679             $5,092,275       $  -               $4,190,124 (1)      $10,576,830



          1993                       $7,836,301             $9,101,965       $  -              $7,263,587 (1)       $ 9,674,679



          1992                       $5,997,023             $9,110,407       $  -               $7,271,129 (1)      $ 7,836,301



(1) Accounts Receivable Written Off - Net of Recoveries

Subsidiaries of the Company




                                               Percentage        Jurisdiction of       Immediate
Name                                              Owned          Incorporation         Parent
Benjamin Moore & Co., Limited                       82.7         Canada                Company

Technical Coatings Co. Limited                     100.0         Canada                Benjamin Moore & Co., Limited

Technical Coatings Co.                             100.0         Pennsylvania          Company

Alachua Tung Oil Company                           100.0         Florida               Company

Benjamin Moore & Co (NZ) Limited                   100.0         New Zealand           Company

Benjamin Moore Pacific Limited                      51.0         New Zealand           Benjamin Moore & Co (NZ) Limited


INDEPENDENT AUDITORS' CONSENT


Benjamin Moore & Co.:

We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 33-2694 and in Registration Statement Nos. 33-39750 and 33-69480 of Benjamin Moore & Co. on Form S-8 of our report dated March 7, 1995 (which expresses an unqualified opinion and includes an explanatory paragraph relating to changes in the methods of accounting for postemployment benefits, income taxes and postretirement benefits other than pensions) appearing in this Annual Report on Form 10-K of Benjamin Moore & Co. for the year ended December 31, 1994.


Deloitte & Touche LLP


Parsippany, New Jersey
March 30, 1995