Form 10-Q
period 1995-03-31
MOORE BENJAMIN & CO
filed 1995-05-12
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended March 31, 1995 Commission File Number 0-8894
                          --------------                         ------



                              Benjamin Moore & Co.
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



                  New Jersey                             13-5256230
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)



     51 Chestnut Ridge Road, Montvale, New Jersey                07645
- --------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code          (201) 573-9600
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
                                                 Yes    X     No
                                                     -------     -------
As of May 1, 1995, 9,561,830 shares of Common Stock of the registrant were issued and outstanding.


                                      -1-
                              (Page 1 of 11 Pages)

                     BENJAMIN MOORE & CO. and Subsidiaries

                                     INDEX


                                                                     Page No.
                                                                     --------
Part I.  Financial Information

       Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1995 and 1994 ............      3


       Condensed Consolidated Balance Sheets -
           March 31, 1995 and December 31, 1994 ..................      4


       Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1995 and 1994 ............      5


       Notes to Condensed Consolidated Financial Statements ......      6


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................    7 - 9


Part II.   Other Information......................................     10

                         PART I. FINANCIAL INFORMATION

                     BENJAMIN MOORE & CO. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended
                                                         March 31,
                                                     ----------------
                                                   1995           1994
                                                (Unaudited)    Unaudited)

Net Sales ..................................    $  126,859     $  111,998
                                                ----------     ----------

Costs and expenses:
    Cost of products sold ..................        71,086         61,182
    Selling, administrative and general ....        48,258         44,000
    Other expense (income), net ............            98           (204)
                                                ----------     ----------
        Total costs and expenses ...........       119,442        104,978
                                                ----------     ----------

Income before taxes and minority
   interest ................................         7,417          7,020

Income tax provision .......................         3,144          2,886

Minority interest in income of
   subsidiary ..............................           (60)            58
                                                ----------     ----------

Net income .................................    $    4,333     $    4,076
                                                ==========     ==========

Weighted average number of common
   shares outstanding ......................     9,599,853      9,645,382
                                                ==========     ==========

Earnings per share of common stock .........    $      .45     $      .42
                                                ==========     ==========

Cash dividends declared per share of
   common stock ............................    $      .40     $      .37
                                                ==========     ==========

See accompanying notes to condensed consolidated financial statements.


                     BENJAMIN MOORE & CO. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          March 31,         December 31,
                                                                            1995               1994
                                                                         -----------        -----------
                                                                         (Unaudited)            (a)
                                     ASSETS
Current assets:
    Cash and short-term investments....................................   $   1,101          $ 16,007
                                                                           --------           -------
    Accounts and notes receivable - net................................     123,266            87,801
                                                                           --------           -------

    Inventories:
     Finished goods....................................................      42,854            38,514
     Raw materials and supplies........................................      24,093            23,026
                                                                            -------           -------
                                                                             66,947            61,540
                                                                            -------           -------
    Other current assets...............................................      28,805            26,837
                                                                            -------           -------
        Total current assets...........................................     220,119           192,185

Property - net.........................................................      78,578            74,269

Other non-current assets...............................................      39,195            37,634
                                                                           --------          --------

        Total assets...................................................    $337,892          $304,088
                                                                            =======           =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt and current portion of long-term obligations.......    $ 37,645         $   8,582
    Accounts payable...................................................      26,794            22,629
    Accrued taxes based on income......................................       3,993             3,449
    Accrued expenses and other current liabilities.....................      32,602            30,820
                                                                            -------           -------
        Total current liabilities......................................     101,034            65,480
                                                                            -------           -------

Postretirement and postemployment benefits.............................       2,670             3,765
                                                                           --------          --------
Deferred income taxes..................................................       2,608             2,603
                                                                           --------          --------
Long-term obligations..................................................       5,130             5,005
                                                                           --------          --------
Minority shareholders' interest in net
   assets of subsidiaries..............................................       5,550             5,697
                                                                           --------          --------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares.....................     131,643           131,643
     Additional paid-in capital........................................      31,357            31,295
     Retained earnings.................................................     178,790           178,296
     Accumulated currency translation adjustment.......................      (3,253)           (4,019)
     Cost of treasury stock; 3,576,716 shares at
       March 31, 1995 and 3,542,080 shares at
       December 31, 1994...............................................     (96,521)          (93,772)
     Employees' stock ownership and stock purchase
       plan notes......................................................     (21,116)          (21,905)
                                                                           --------          --------

        Shareholders' equity - net.....................................     220,900           221,538
                                                                            -------           -------

        Total liabilities and shareholders' equity.....................    $337,892          $304,088
                                                                            =======           =======

(a)  The condensed balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.


See accompanying notes to condensed consolidated financial statements.


                     BENJAMIN MOORE & CO. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                                ------------------
                                                                               1995             1994
                                                                               ----             ----
                                                                           (Unaudited)       (Unaudited)
Cash flows from operating activities:
    Net income.........................................................      $  4,333        $  4,076
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization...................................         2,759           1,850
       Minority interest in net income of subsidiary...................           (60)             58
       Other...........................................................           310            (235)
       Change in assets and liabilities:
           Increase in accounts and notes receivable...................       (35,386)        (28,569)
           Increase in inventories.....................................        (5,341)         (4,818)
           Other.......................................................         3,203           7,083
                                                                             --------        --------
                Net cash flows used in operating activities............       (30,182)       (20,555)
                                                                             --------        -------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment.........................................................        (6,524)         (4,828)
    Decrease in short-term investments.................................        12,451          20,568
    Other..............................................................        (1,354)           (215)
                                                                             --------        --------
                Net cash flows from investing activities...............         4,573          15,525
                                                                             --------        --------

Cash flows from financing activities:
    Proceeds from short-term debt......................................        28,992           7,459
    Payment of dividends...............................................        (3,702)         (3,480)
    Purchase of treasury stock.........................................        (2,754)         (3,930)
    Other..............................................................           617             408
                                                                             --------       ---------
                Net cash flows used in financing activities............        23,153             457
                                                                             --------       ---------

Effect of exchange rate changes on cash................................             2               2
                                                                             --------       ---------
Net decrease in cash...................................................        (2,454)         (4,571)
Cash at beginning of period............................................         3,435           5,011
                                                                             --------       ---------
Cash at end of period..................................................      $    981       $     440
                                                                             ========       =========

Supplemental disclosures of cash flow information:
    Interest paid......................................................      $    326       $     226
    Income taxes paid..................................................      $  2,467       $   1,786


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1995 and the results of operations for the three month periods ended March 31, 1995 and 1994, and changes in cash flows for the three months ended March 31, 1995 and 1994. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Certain reclassifications have been made in the 1994 financial statements to conform to the method of presentation used in 1995.

3. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

Operating Results
- -----------------

     Net Sales in the first quarter of 1995 amounted to $126,859,000, which represented an increase of $14,861,000 or 13.3% over the comparable period of the prior year.

     Trade sales coatings reflected considerable unit gains in both the United States and Canada. The favorable weather pattern in 1995 combined with the gradual economic recoveries in the Northeast and Mid-Atlantic region of the United States were significant factors contributing to the sales strength which prevailed throughout the quarter.

     Production finishes coatings, which account for less than 10% of consolidated sales revenues, also showed sales growth in both countries.

     Cost of products sold in 1995 rose 1.4% as a percentage of sales from 54.6% in 1994 to 56.0% in 1995. Raw material cost levels, which commenced a rising trend in the second half of 1994 continued their acceleration and registered an increase of 5.5% in the first quarter. In order to recover the higher cost of raw materials, a general selling price adjustment for trade products will be effective in the second quarter. Production expense rose in accordance with the increased volume of production and the generally low inflationary factor. Cost of products sold for the first quarter of 1995 was $71,086,000, up $9,904,000 or 16.2% over the previous year.

     Selling, administrative and general expenses of $48,258,000 rose
$4,258,000 or 9.7% over the prior year. The increase was attributable to the higher sales volume and general inflation. Included in the 1994 expenses was a non-recurring charge of $1,275,000 due to the adoption of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits".

     The increase in other expense was attributable to interest expense on short-term bank borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

     After providing for federal and state income taxes which represented a combined rate of approximately 42% and 41% for 1995 and 1994 respectively, net income was $4,333,000, an improvement of $257,000 or 6.3% over 1994.

     Earnings per share were $.45, a gain of $.03 over the same period in 1994.

     The sales momentum of the first quarter is not expected to continue at the same pace for the balance of the year, although modest growth is anticipated for the year. Net income should also show a modest increase if raw material costs exhibit more stability in the next three quarters.

Financial Position and Liquidity
- --------------------------------

     Cash flows from operating activities reflected the seasonality of the industry. The increases in accounts and notes receivable due to dated order shipments and the higher inventory levels in the first quarter of 1995 exceeded those of the previous year. The significant sales increase in 1995 was the principal driver of the increases. Net income, similar to 1994, was insufficient to provide the financial support for the increase.

     A major source of the funds required for the deficiency in operating activities in both 1995 and 1994 was a decrease in short-term investments. The utilization of short-term investments was supplemented by short-term debt of $28,992,000 and $7,459,000 in 1995 and 1994 respectively.

     Cash flows from investing activities consisted of the reduction in short-term investments which was applied to various capital assets in addition to the aforementioned support of accounts and notes receivable and inventories.

     Cash flows from financing activities were derived from short-term debt financing which in the first quarter of 1995 amounted to $28,992,000 compared with $7,459,000 in the comparable period of the prior year. Partial application of the proceeds provided for payment of dividends and the purchase of treasury stock. Such purchases of stock

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

are not a reflection of a formal acquisition program, but are transacted principally to provide liquidity for estate taxes and other specific purposes.

     The Company expects to continue to utilize short-term bank borrowing in the United States through the second quarter and at decreasing levels in the third quarter. In the fourth quarter the amounts are anticipated to be minimal.

     The Canadian and New Zealand subsidiaries utilize their respective lines of credit for supporting working capital requirements and for longer-term capital needs.

                           Part II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Securityholders
- --------------------------------------------------------

     The only matters which were submitted to a vote of shareholders to date during the 1995 fiscal year were the following which were acted upon at the Annual Meeting of Shareholders which was held on April 20, 1995.

     Election of Directors: - the following persons were elected as Class I Directors of the Company to serve for a three year term: - Benjamin M. Belcher, Jr., Yvan Dupuy, William J. Fritz, Gerald W. Moore and Michael C. Quaid. The following person was elected as Class III Director of the Company to serve for a two year term: - Robert J. Hodgson. The following persons continue in office as directors: Class II Directors - Charles H. Bergmann, Frank W. Burr, Joseph Sobie, Charles C. Vail, Ward B. Wack and Sara B. Wardell. Class III Directors: - Ward C. Belcher, Ralph W. Lettieri, John C. Moore, Jr., Richard Roob and Maurice
C. Workman.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Benjamin Moore & Co.
                                              ----------------------------------
                                                         (Registrant)

Date     May 12, 1995                                    M.C. Workman
     --------------------                     ----------------------------------
                                                      Maurice C. Workman
                                                          (President)


Date     May 12, 1995                                   W.J Fritz
     --------------------                     ----------------------------------
                                              William J. Fritz, Vice President -
                                                   Finance and Treasurer
                                               (Principal Financial Officer)