Form 10-Q
period 1995-06-30
MOORE BENJAMIN & CO
filed 1995-08-11
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995 Commission File Number    0-8894
                  -------------                       ----------------

                        Benjamin Moore & Co.
- -------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


          New Jersey                                    13-5256230
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)



   51 Chestnut Ridge Road, Montvale, New Jersey             07645
- -------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code        (201) 573-9600
                                                   ----------------------------


                            None
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -----      -----

As of August 1, 1995, 9,525,096 shares of Common Stock of the registrant were issued and outstanding.







                                         -1-
                                 (Page 1 of 13 Pages)

                     BENJAMIN MOORE & CO. and Subsidiaries

                                     INDEX




                                                             Page No.
                                                             --------


Part  I.  Financial Information

    Condensed Consolidated Statements of Income -
      Three Months and Six Months Ended
      June 30, 1995 and 1994  . . . . . . . . . . . . . . .     3


    Condensed Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994   . . . . . . . .     4


    Condensed Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994   . . . . . .     5


    Notes to Condensed Consolidated Financial Statements  .     6


    Management's Discussion and Analysis of Financial
      Condition and Results of Operations   . . . . . . . .   7 - 9


Part II.  Other Information   . . . . . . . . . . . . . . .    10

                         PART I.  FINANCIAL INFORMATION

                     BENJAMIN MOORE & CO. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands Except Per Share Amounts)


                              Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                              ------------------        ----------------
                                 1995     1994           1995      1994
                                 ----     ----           ----      ----
                            (Unaudited)(Unaudited)   (Unaudited)(Unaudited)

Net Sales . . . . . . . . .   $159,622  $156,970       $286,481  $268,968
                              --------  --------       --------  --------

Costs and expenses:
  Cost of products sold . .     83,869    77,709        154,955   138,891
  Selling, administrative and
    general . . . . . . . .     53,018    54,657        101,276    98,657
  Other expense (income), net      583        15            681      (189)
                              --------  --------       --------  --------
    Total costs and expenses   137,470   132,381        256,912   237,359
                              --------  --------       --------  --------

Income before taxes and
  minority interest   . . .     22,152    24,589         29,569    31,609

Income tax provision  . . .      9,070     9,980         12,214    12,866

Minority interest in income of
 subsidiaries   . . . . . .        120       358             60       416
                              --------  --------       --------  --------

Net income  . . . . . . . .    $12,962   $14,251        $17,295   $18,327
                              ========  ========       ========  ========

Weighted average number of
  common shares outstanding  9,555,682 9,618,062      9,577,645 9,631,647
                             ========= =========      ========= =========

Earnings per share of common
  stock   . . . . . . . . .      $1.36     $1.48          $1.81     $1.90
                                 =====     =====          =====     =====

Cash dividends declared per
  share of common stock . .       $.40      $.37           $.80      $.74
                                  ====      ====           ====      ====


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   June 30,     December 31,
                                                     1995           1994
                                                   --------     ------------
                                                  (Unaudited)        (a)
                                     ASSETS
Current assets:
  Cash and short-term investments . . . . . . .    $   1,769      $  16,007
                                                   ---------      ---------
  Accounts and notes receivable - net . . . . .      143,973         87,801
                                                   ---------      ---------
  Inventories
   Finished goods . . . . . . . . . . . . . . .       43,964         38,514
   Raw materials and supplies . . . . . . . . .       24,361         23,026
                                                   ---------      ---------
                                                      68,325         61,540
                                                   ---------      ---------
  Other current assets  . . . . . . . . . . . .       30,516         26,837
                                                   ---------      ---------
    Total current assets  . . . . . . . . . . .      244,583        192,185

Property - net  . . . . . . . . . . . . . . . .       80,847         74,269

Other non-current assets  . . . . . . . . . . .       39,825         37,634
                                                   ---------      ---------

    Total assets  . . . . . . . . . . . . . . .    $ 365,255       $304,088
                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of
   long-term obligations                           $  49,795       $  8,582
  Accounts payable  . . . . . . . . . . . . . .       30,417         22,629
  Accrued taxes based on income . . . . . . . .        4,728          3,449
  Accrued expenses and other current liabilities      37,879         30,820
                                                   ---------      ---------
    Total current liabilities   . . . . . . . .      122,819         65,480
                                                   ---------      ---------
Postretirement and postemployment benefits  . .        2,670          3,765
                                                   ---------      ---------
Deferred income taxes . . . . . . . . . . . . .        2,635          2,603
                                                   ---------      ---------
Long-term obligations . . . . . . . . . . . . .        4,010          5,005
                                                   ---------      ---------
Minority shareholders' interest in net
 assets of subsidiaries   . . . . . . . . . . .        5,477          5,697
                                                   ---------      ---------
Shareholders' equity
   Preferred stock, $10 par value - authorized
    500,000 shares; issued - none
   Common stock, $10 par value - authorized
    40,000,000 shares; issued 13,164,312 shares      131,643        131,643
   Additional paid-in capital . . . . . . . . .       31,395         31,295
   Retained earnings  . . . . . . . . . . . . .      187,936        178,296
   Accumulated currency translation adjustment        (2,996)        (4,019)
   Cost of treasury stock; 3,634,902 shares at
    June 30, 1995 and 3,542,080 shares at
    December 31, 1994 . . . . . . . . . . . . .     (100,885)       (93,772)
   Employees' stock ownership and stock purchase
    plan notes  . . . . . . . . . . . . . . . .      (19,449)       (21,905)
                                                   ---------      ---------
    Shareholders' equity - net  . . . . . . . .      227,644        221,538
                                                   ---------      ---------
    Total liabilities and shareholders' equity      $365,255       $304,088
                                                   =========      ==========

(a) The condensed balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------

                                                        1995         1994
                                                        ----         ----
                                                     (Unaudited)  (Unaudited)

Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . .    $17,295      $18,327
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . .      5,649        4,140
    Minority interest in net income of subsidiaries         60          416
    Other . . . . . . . . . . . . . . . . . . . . .       (237)         (41)
    Change in assets and liabilities:
      Increase in accounts and notes receivable        (55,865)     (46,873)
      Increase in inventories   . . . . . . . . . .     (6,499)      (2,144)
      Other   . . . . . . . . . . . . . . . . . . .      9,987       19,191
                                                       -------      -------
         Net cash flows used in operating activities   (29,610)      (6,984)
                                                       -------      -------

Cash flows from investing activities:
  Payments for purchase of property, plant and
   equipment  . . . . . . . . . . . . . . . . . . .    (11,209)     (10,006)
  Decrease in short-term investments  . . . . . . .     12,450       20,567
  Payment for purchase of majority interest in
   subsidiary . . . . . . . . . . . . . . . . . . .                  (1,695)
  Other . . . . . . . . . . . . . . . . . . . . . .     (2,038)      (1,751)
                                                       -------      -------
         Net cash flows from investing activities         (797)       7,115
                                                       -------      -------

Cash flows from financing activities:
  Proceeds from short-term debt . . . . . . . . . .     41,040       19,221
  Payment of dividends  . . . . . . . . . . . . . .     (7,403)      (6,945)
  Purchase of treasury stock  . . . . . . . . . . .     (7,118)      (9,478)
  Sale of treasury stock  . . . . . . . . . . . . .         37          403
  Other . . . . . . . . . . . . . . . . . . . . . .      2,059          445
                                                       -------      -------
         Net cash flows used in financing activities    28,615        3,646
                                                       -------      -------

Effect of exchange rate changes on cash . . . . . .          4            6
                                                       -------      -------
Net increase (decrease) in cash . . . . . . . . . .     (1,788)       3,783
Cash at beginning of period . . . . . . . . . . . .      3,435        5,011
                                                       -------      -------
Cash at end of period . . . . . . . . . . . . . . .    $ 1,647      $ 8,794
                                                       =======      =======

Supplemental disclosures of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .    $ 1,126      $   571
  Income taxes paid . . . . . . . . . . . . . . . .    $10,975      $10,017


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three and six month periods ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Certain reclassifications have been made in the 1994 financial statements to conform to the methods of presentation used in 1995.

3. The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

Operating Results
- -----------------
     It should be noted that quarterly comparisons between a current and a previous year are most difficult in the paint industry. The timing and terms of seasonal dating programs, the timing and extent of price increases, and the introduction of product promotions can produce wide swings in quarterly results.

     Net Sales in the second quarter slowed down after a strong first quarter. Second quarter sales of $159,622,000 showed an increase of $2,652,000 or 1.7%. When combined with the first quarter increase of $14,861,000 net sales of $286,481,000 for the six months ended June 30,1995 registered an increase of $17,513,000 or 6.5%.

     The strength of trade sales in the first quarter did not continue in the second quarter. The Northeast maintained the momentum generated in the first quarter, but the Midwest, Rocky Mountain area and part of the Far West of the United States declined and have not yet rebounded with gains which prevailed earlier in the year. Trade sales in Canada, although decelerating somewhat in the second quarter, has shown consistent growth in the past few years.

     Due to sharply rising raw material costs, general selling price adjustments in both countries were effected during the second quarter.

     Production finishes coatings sustained the sales increases of the first quarter into the second quarter.

     Cost of products sold rose almost 8% in the second quarter of 1995 mostly as a result of the raw material cost increases. For the six months the increase was 11.6% of which 8% represented cost increases and the balance of 3.6% was attributable to costs related to unit gains.

     Selling, administrative and general expenses were down $1,639,000 or 3% in the second quarter and up $2,619,000 or 2.7% for the six months. The lower sales increases

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

in the second quarter accounted for stable variable expenses comparable to the previous year. The absence of the 1994 non-recurring charge of $1,275,000 for postemployment benefits resulting from the adoption of Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits" contributed to the "decline" in expenses as well as the effects of expense reduction programs.

     Other expense was up $568,000 and $870,000 in the second quarter and six months respectively, principally due to higher interest expenses.

     After providing for income taxes and minority interest, net income for the second quarter declined $1,289,000. For the six months ended June 30, 1995, net income was down $1,032,000 or 5.6%.

     Earnings per share were $1.36 in the second quarter and $1.81 for the six months.

     With the significant raw material cost increases anticipated for the remainder of the year compared with last year, net sales will have to resume the momentum of the first quarter in order for net income for the year to surpass the results of the prior year.

Financial Position and Liquidity
- --------------------------------
     In following the usual seasonal pattern, net income of $17,295,000 in the first half of 1995 was insufficient to support the increase in accounts and notes receivable and to a lesser extent in inventories.

     Bank borrowing of $41,040,000 at June 30, 1995, which was up $21,819,000 over June 30, 1994, was required to supplement the net cash flows from operating activities.

     The proceeds from the decrease in short-term investments were utilized to pay for new asset additions. Coupled with the programmed replacement of equipment was the completion of the Dallas and Jacksonville construction projects and the additions to the Birmingham, Alabama and Auckland, New Zealand plant facilities.

     Cash flows used in financing activities reflected dividend disbursements and the purchase of treasury stock. Such purchases do not indicate a formal plan of acquisition,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

but are transacted to provide liquidity for shareholder estate taxes and other specific purposes.

     A large portion of the bank loans was required by the parent company to provide working capital. It is anticipated that most of the loans will be repaid before the end of the year. The Canadian and New Zealand subsidiaries utilize their respective lines of credit for longer term support of their working capital requirements. No change is expected in this pattern for the remainder of the year.

                          PART II.   OTHER INFORMATION




Item 5.  Other Information
- --------------------------

    On August 11, 1995 the registrant mailed a summary report to shareholders covering results for the six-month period ended June 30, 1995. A copy of the summary report is attached as Exhibit A.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Benjamin Moore & Co.
                                      ------------------------------
                                               (Registrant)


Date   August 11, 1995                  /s/ M. C. Workman
     -------------------------        ------------------------------
                                            Maurice C. Workman
                                               (President)


Date   August 11, 1995                     /s/ W. J. Fritz
     -------------------------         -----------------------------
                                     William J. Fritz, Vice President -
                                            Finance and Treasurer
                                        (Principal Financial Officer)

                                   EXHIBIT A


                                         August 11, 1995



To Our Shareholders:

     Sales in the first quarter of 1995 were significantly ahead of the prior year, slowed in the second quarter, and for the six months surpassed the same period of 1994 by $17,513,000 or 6.5%. Although the second half of 1994 included several outstanding, even record sales months, sales in 1995 for the second six months are budgeted to exceed the previous year.

     Raw material costs began a sharp rise in January and continued to accelerate through June. A slowing of the rate of escalation is anticipated for the second half of the year, but year end costs will be at a level well above last year.

     Expense increases were generally maintained at approximately the inflation rate except for variable expenses relative to higher sales volume.

     In reflecting the significant increase in the cost of raw materials, net income for the six months of 1995 declined 5.6% from 1994.

     A comprehensive company-wide expense reduction program has been instituted which should assist in ameliorating the effect of the high cost levels of raw materials.

                           SIX MONTHS ENDED JUNE 30,
                           -------------------------
                (Dollars in Thousands Except Per Share Amounts)

                                                 1995        1994
                                                 ----        ----
                                              (Unaudited)  (Unaudited)

                        Net Sales              $286,481     $268,968
                        Net Income              $17,295      $18,327
                        Earnings Per Share        $1.81        $1.90

     A dividend in the amount of $.40 per share has been declared and will be payable on October 2, 1995 to shareholders of record on September 7, 1995.

     We would also like to report two recent events:

       Technical Coatings Co. acquired the formulas, customer lists, and manufacturing technology of the S. L. Gillman Paint Co., Atlanta, Georgia with estimated annual sales volume of $12,000,000. Their manufacturing facility was totally destroyed by fire. Three of the principals of the Gillman Co. are chemical engineers and have become affiliated with Technical Coatings Co.

       Donald W. Everett was elected Vice President-Sales and Marketing, succeeding Yvan Dupuy who had earlier been elected Senior Vice President.

                                 BENJAMIN MOORE & CO.






     Maurice C. Workman, President                  Richard Roob, Chairman