Form 10-Q
period 1995-09-30
MOORE BENJAMIN & CO
filed 1995-11-15
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended September 30, 1995 Commission File Number 0-8894
                         ------------------                       ---------


                              BENJAMIN MOORE & CO.
        -------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                New Jersey                                13-5256230
        -------------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


               51 Chestnut Ridge Road, Montvale, New Jersey   07645
        -------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (201) 573-9600
                                                          ----------------


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

                               Yes X   No
                                  ---     ---
As of November 1, 1995, 9,495,249 shares of Common Stock of the registrant were issued and outstanding.


                            (Page 1 of 12 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX

                                                                       Page No.
                                                                       --------

Part   I.  Financial Information

       Condensed Consolidated Statements of Income -
           Three Months and Nine Months Ended
           September 30, 1995 and 1994.................................    3


       Condensed Consolidated Balance Sheets -
           September 30, 1995 and December 31, 1994....................    4


       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1994...............    5


       Notes to Condensed Consolidated Financial Statements............    6


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  7 - 9


Part II.      Other Information........................................   10

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ----------------------------          ---------------------------
                                                       1995          1994                   1995             1994
                                                       ----          ----                   ----             ----

                                                   (Unaudited)    (Unaudited)           (Unaudited)      (Unaudited)

Net Sales...................................         $159,491        $158,865              $445,972         $427,833
                                                      -------         -------               -------          -------

Costs and expenses:
     Cost of products sold..................           86,411          79,893               241,366          218,784
     Selling, administrative and general....           51,144          47,044               152,420          145,701
     Other expense (income), net............              654             111                 1,335              (78)
                                                    ---------       ---------             ---------       ----------
         Total costs and expenses...........          138,209         127,048               395,121          364,407
                                                      -------         -------               -------          -------

Income before taxes and minority
     interest...............................           21,282          31,817                50,851           63,426

Income tax provision........................            8,840          12,998                21,054           25,864

Minority interest in income of
     subsidiary.............................                7             273                    67              689
                                                    ---------        --------              --------         --------

Net income..................................          $12,435         $18,546               $29,730          $36,873
                                                       ======          ======                ======           ======


Weighted average number of common
     shares outstanding.....................        9,517,970       9,662,344             9,557,535        9,641,992
                                                    =========       =========             =========        =========


Earnings per share of common stock..........            $1.31           $1.92                 $3.11           $3.82
                                                         ====            ====                  ====            ====


Cash dividends declared per share
     of common stock........................             $.40            $.37                 $1.20           $1.11
                                                          ===             ===                  ====            ====


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                September 30,      December 31,
                                                                                    1995               1994
                                                                                -------------      ------------
                                                                                 (Unaudited)         (a)
                                     ASSETS
Current assets:
    Cash and short-term investments........................................        $   1,586         $   16,007
                                                                                    --------          ---------
    Accounts and notes receivable - net....................................          139,755             87,801
                                                                                     -------          ---------

    Inventories
      Finished goods.......................................................           41,591             38,514
      Raw materials and supplies...........................................           24,337             23,026
                                                                                    --------           --------
                                                                                      65,928             61,540
                                                                                    --------           --------
    Other current assets...................................................           29,969             26,837
                                                                                    --------           --------
      Total current assets.................................................          237,238            192,185

Property - net.............................................................           78,221             74,269

Other non-current assets...................................................           43,740             37,634
                                                                                    --------           --------

           Total assets....................................................         $359,199           $304,088
                                                                                     =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of
      long-term obligations................................................        $  36,967         $    8,582
    Accounts payable.......................................................           26,621             22,629
    Accrued taxes based on income..........................................            3,480              3,449
    Accrued expenses and other current liabilities.........................           41,742             30,820
                                                                                   ---------          ---------
      Total current liabilities............................................          108,810             65,480
                                                                                    --------          ---------

Postretirement and postemployment benefits.................................            2,670              3,765
                                                                                   ---------          ---------
Deferred income taxes......................................................            2,668              2,603
                                                                                   ---------          ---------
Long-term obligations......................................................            3,989              5,005
                                                                                   ---------          ---------
Minority shareholders' interest in net
    assets of subsidiary...................................................            5,557              5,697
                                                                                   ---------          ---------

Shareholders' equity
    Preferred stock, $10 par value - authorized
      500,000 shares; issued - none
    Common stock, $10 par value - authorized
      40,000,000 shares; issued 13,164,312 shares..........................          131,643            131,643
    Additional paid-in capital.............................................           31,403             31,295
    Retained earnings......................................................          196,567            178,296
    Accumulated currency translation adjustment............................           (2,432)            (4,019)
    Cost of treasury stock; 3,659,088 shares at
      September 30, 1995, and 3,542,080 shares at
      December 31, 1994....................................................         (102,750)           (93,772)
    Employees' stock ownership and stock purchase
      plan notes...........................................................          (18,926)           (21,905)
                                                                                    --------           --------

      Shareholders' equity - net...........................................          235,505            221,538
                                                                                     -------            -------

      Total Liabilities and shareholders' equity...........................         $359,199           $304,088
                                                                                     =======            =======


(a) The condensed balance sheet at December 31, 1994 has been taken from the audited financial statements of that date.


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                              Nine Months Ended
                                                                                  September 30,
                                                                              -----------------
                                                                               1995             1994
                                                                               ----             ----
                                                                          (Unaudited)       (Unaudited)

Cash flows from operating activities:
    Net income.........................................................     $  29,730       $  36,873
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization...................................         8,550           6,734
       Minority interest in net income of subsidiaries.................            67             688
       Other...........................................................          (325)           (408)
       Change in assets and liabilities:
           Increase in accounts and notes receivable...................       (51,385)        (45,975)
           Increase in inventories.....................................        (3,946)         (3,511)
           Other.......................................................         1,359          22,883
                                                                            ---------        --------
                Net cash flows provided by operating activities........       (15,950)         17,284
                                                                            ----------       --------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment.........................................................       (11,004)        (14,712)
    Decrease in short-term investments.................................        12,449          20,566
    Payment for purchase of majority interest in subsidiary............                        (1,695)
    Other..............................................................        (3,561)         (3,446)
                                                                            ----------       ---------
                Net cash flows from investing activities...............        (2,116)            713
                                                                            ----------       --------

Cash flows from financing activities:
    Proceeds from short-term debt......................................        35,788           3,013
    Payment of dividends...............................................       (11,087)        (10,388)
    Purchase of treasury stock.........................................        (8,984)        (12,460)
    Sale of treasury stock.............................................            47             463
    Other..............................................................           307           1,703
                                                                            ---------        --------
                Net cash flows used in financing activities............        16,071         (17,669)
                                                                            ---------        --------

Effect of exchange rate changes on cash................................            23              12
                                                                            ---------        --------
Net increase (decrease) in cash........................................        (1,972)            340
Cash at beginning of period............................................         3,435           5,011
                                                                            ---------        --------
Cash at end of period..................................................     $   1,463        $  5,351
                                                                            =========        ========

Supplemental disclosures of cash flow information:
    Interest paid......................................................     $   2,047      $      948
    Income taxes paid..................................................     $  21,245       $  21,734


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Certain reclassifications have been made in the 1994 financial statements to conform to the methods of presentation used in 1995.

3. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
-----------------------------------------------------------

OPERATING RESULTS
-----------------

         It should be noted that quarterly comparisons between a current and a previous year are most difficult in the paint industry. The timing and terms of seasonal dating programs, the timing and extent of price increases, and the introduction of product promotions can produce wide swings in quarterly results.

         Net Sales slowed considerably in the third quarter with unit sales declining by approximately 2%. The strong sales performance in the early part of the year enabled the nine months' results to show a small unit gain and a modest revenue increase. Net Sales for the nine months amounted to $445,972,000, which was 4.2% above the same period in 1994.

         Weakness in trade sales coatings prevailed primarily in the Midwest and Southwest regions of the United States and in Canada during the third quarter. Production finishes coatings' sales slackened in the third quarter but benefited from the acquisition of a small coatings manufacturer in Georgia.

         Cost of products sold reflected the significant increases in raw material cost levels which have been incurred throughout the year. Raw material cost increases of approximately 8% in the United States and even higher in Canada, along with a small unit sales gain, resulted in an increase of 10.3% in cost of goods sold for the nine months.

         Selling, administrative and general expenses rose 8.7% in the third quarter and 4.6% for the nine months. The increases in both periods were attributable, in addition to general inflationary factors, to higher depreciation and associated expenses relating to the facilities expansion of the past two years, sales promotions, and market development activities.

         Other expense was up $543,000 and $1,413,000 in the third quarter and nine months respectively, mostly due to higher interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
-----------------------------------------------------------

         After providing for income taxes and minority interest, net income for the third quarter of 1995 was down $6,111,000. For the nine months net income declined $7,143,000.

         Earnings per share were $1.31 in the third quarter and $3.11 for the nine months.

         If sales in the seasonally weaker fourth quarter surpass those of the previous year, the year-to-date percentage decrease in net income should be lessened.

FINANCIAL POSITION AND LIQUIDITY
--------------------------------

         Net income of $29,730,000 for the nine months ended September 30, 1995, which was down $7,143,000 from last year, was insufficient to support the increase in accounts and notes receivable.

         Short-term bank borrowing and the utilization of proceeds from short-term investments were required to supplement the net cash flows from operating and investing activities.

         The increase of $35,788,000 in short term debt in 1995 was significantly higher than during the same period in 1994 due to working capital requirements as well as for plant equipment replacements and the completion of the expanded facilities in Dallas, Texas; Birmingham, Alabama; and Auckland, New Zealand. The relocated Jacksonville plant was completed and became operational in the third quarter.

         Cash flows used in financing activities reflected dividend payments and the purchase of treasury stock. Such purchases do not follow a formal plan of acquisition, but are transacted to provide liquidity for shareholder estate taxes and other specific purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
-----------------------------------------------------------

         It is anticipated that the parent company and its subsidiaries will continue to utilize their respective lines of credit in the fourth quarter. However, the actual amount of the bank borrowing should be lower than the level of September 30, 1995.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)   The following is an index of the exhibits included in this Form
10-Q:

              Exhibit 27                            Financial Data Schedule

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1995.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BENJAMIN MOORE & CO.
                                            -----------------------------------
                                                   (Registrant)


Date     November 13, 1995                         M.C. Workman
     ----------------------------           -----------------------------------
                                                Maurice C. Workman
                                                   (President)


Date     November 13, 1995                         W.J. Fritz
     ----------------------------           -----------------------------------
                                            William J. Fritz, Vice President -
                                                Finance and Treasurer
                                              (Principal Financial Officer)