Form 10-K405
period 1995-12-31
MOORE BENJAMIN & CO
filed 1996-03-29
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                    EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


    For the fiscal year ended:             Commission file number:
      December 31, 1995                          0-8894


                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)


      New Jersey                                13-5256230
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

As of March 1, 1996, the aggregate market value of the registrant's common stock held by non-affiliates equalled $412,866,389.

As of March 1, 1996, 9,436,409 shares of common stock of the registrant were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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

Marketing and Distribution

      It has always been the Company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see, e.g., Note 4 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such trademarks as Benjamin Moore Paints(R), Moore's(R) House Paint, Moorglo(R), Moorgard(R) Latex House Paint, Moorwood(R), Moorwhite(R) Primer, Impervo(R) Enamel, Moorcraft(R), Impervex(R), Regal(R) Wall Satin(R), Satin Impervo(R), AquaGlo(R), AquaPearl(R), AquaVelvet(R), Regal Aquagrip(R), Regal First Coat(R), Enhance(R), Moorlife(R), A Stroke of Brilliance(R), Benwood(R), Utilac(R) and Ironclad(R). Although a large variety of ready-mixed colors is available in all of these products, a substantially wider selection can be obtained through the Company's Moor-O-Matic(R)III Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the Company. The Company believes its Moor-O-Matic(R)III Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's(R) Video Color Planner and Moore's(R) Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the Company directly to the ultimate user.

Sales

      The Company considers itself to be engaged in a single line of business; i.e. the formulation, manufacture and sale of coatings. Reference is made to the information set forth under the caption, "SELECTED FINANCIAL DATA", Part II,
Item 6 hereof, with respect to net sales of each of the two classes of products which comprise the aforementioned line of business. During 1995, no one customer accounted for as much as 2% of the Company's net sales.

Geographic Segment Information

      The Company manufactures and sells coatings in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Reference is made to the information set forth in
Note 9 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic area.

Foreign Operations

      The Company operates in Canada and New Zealand. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited, which is an approximately 84% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company, and Benjamin Moore Pacific Limited, which is a 51% owned subsidiary of the New Zealand company. During 1995, revenues and profits from operations attributable to those companies (which are included in the Company's consolidated financial statements) were approximately $67,672,000 and $3,312,000, respectively. Approximately 6.4% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the Company, including employees of such subsidiary.

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

      As of December 31, 1995, 172 chemists and technicians were employed by the Company in research and development and quality control activities. In 1995, the Company expended approximately $15,506,000 for such activities.

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

Seasonal Aspects

      Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1995, the percentages of the Company's sales of trade sales coatings which were made in the first, second, third and fourth quarters of the year were 22.4%, 28.6%, 28.3% and 20.7%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.

Employees

      As of December 31, 1995, the Company had approximately 1,968 employees, of whom approximately 27% were salaried personnel, approximately 13% were sales representatives, and approximately 60% were hourly employees. The Company considers its relations with its employees to be excellent.

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

Environmental Affairs and Governmental Regulation

      The operations of the Company, like those of other companies engaged in similar businesses, involve the use and disposal of substances regulated under extensive environmental protection laws. The Company believes that its operations are in compliance with applicable federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. Such laws and regulations have not had any material adverse effect upon the Company's capital expenditures, earnings or competitive position.

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

      The Company is involved in twenty-nine unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $2,537,000 has been accrued as a reserve against such future costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

      Also, the Company is involved in remedial activities at three of its owned facilities as follows:

      1. A water monitoring program continues at the Company's plant in Cuyahoga Heights, Ohio. No remediation activities are being conducted now. Total costs to date are $172,000.

      2. Soil and shallow ground water contamination has been detected at the Company's facility at Milford, MA. The affected soils have been excavated and an interim ground water pumping extraction and treatment system has been installed. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with traditional technologies.
Expenditures to date have been approximately $575,000.

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

      Accrued costs against future cleanup expenses for these three facilities are approximately $613,000.

      Federal and state laws require that potentially responsible parties fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1995 the Company spent approximately $325,000 on remedial cleanups and related studies compared with approximately $541,000 spent for such purposes in 1994.

      The Company recovered approximately $1,309,000 in indemnification costs in 1995 under an environmental impairment insurance policy. In 1994 the Company recovered approximately $950,000 in indemnification and defense costs under its general liability policies from one of its primary insurance companies for environmental liabilities. The Company continues to negotiate further settlements.

      It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties, including uncertainties about the current status of the law and regulations, uncertainties surrounding remediation procedures, including the development of new technologies, the enactment of additional regulations, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), the apportionment of responsibility among identified PRPs in addition to the Company and insurance recoveries of Company costs, as well as information relating to individual sites. Subject to the foregoing, Company management believes its estimates of its liability is reliable and anticipates that capital expenditures and the cost of remedial actions to comply with the current laws governing environmental protection will not have a material adverse effect upon its consolidated financial statements.

ITEM 2.  PROPERTIES

      Set forth below is certain information with respect to the Company's principal facilities:

                                                  Approximate
Location               Principal Use              Square Feet    Owned/Leased
--------               -------------              -----------    ------------

Newark, NJ               Plant                    267,600        Owned

Melrose Park, IL         Executive Offices-       145,200        Owned
                         Central Region;
                         Chicago Plant

Jacksonville, FL         Plant                    130,200        Owned

Toronto, ON              Executive Offices-       118,800        Owned
                         Subsidiary; Plant

Milford, MA              Boston Plant             110,500        Owned

Cuyahoga Heights, OH     Cleveland Plant          106,000        Owned

Colonial Heights, VA     Richmond Plant            92,800        Owned

Mesquite, TX             Dallas Plant              85,800        Owned

Pell City, AL            Executive Offices -       80,500        Owned
                         Southern Region;
                         Birmingham Plant

Flanders, NJ             Central Laboratories,     78,000        Owned
                         Information Resource
                         Center, Executive
                         Offices - Subsidiary

St. Louis, MO            Plant                     76,800        Owned

Denver, CO               Plant                     73,500        Owned

Johnstown, NY            Plant                     69,000        Owned

Montreal, PQ             Plant                     63,500        Owned

Commerce, CA             Executive Offices-        59,000        Owned
                         Western Region;
                         Los Angeles Plant

Montvale, NJ             Corporate Offices;        57,000        Owned
                         Executive Offices-
                         Eastern Region

Nutley, NJ               Plant                     50,000        Owned

Burlington, ON           Plant                     46,600        Owned

Aldergrove, BC           Vancouver Plant           39,400        Owned

Santa Clara, CA          Plant                     39,400        Owned

                                                  Approximate
Location               Principal Use              Square Feet    Owned/Leased
--------               -------------              -----------    ------------

Auckland, NZ             Executive Offices-        30,700        Owned
                         Subsidiary; Plant

      The Company owns 9.32 acres of land in Lebanon, New Jersey, which is used as a testing facility, and maintains a New York City sales office in rented premises. The Company also leases warehouse facilities in North Kansas City, Missouri; Bloomington, Minnesota; Newark, California; Auckland and Christchurch, New Zealand; Brisbane, Australia and in Concord, Edmonton, Saskatoon, Winnipeg, Dartmouth and Mount Pearl, Canada. Warehouse arrangements also exist in Portland, Oregon.

      All of the facilities which are stated above as being owned by the Company are owned in fee, free and clear of any mortgages or other material encumbrances. The Company believes that its properties and equipment are well maintained and in good condition, and that the rentals paid by it for its leased properties are at competitive rates. The Company also believes that its facilities are adequate for its existing needs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are elected each year by the directors of the Company, and are as follows:

Name                       Office                                 Age
----                       ------                                 ---

Richard Roob.............  Chairman of the Board of Directors....  63


Maurice C. Workman.......  President.............................  67


Benjamin M. Belcher, Jr..  Executive Vice President..............  61


Ward C. Belcher..........  Vice President-Operations.............  49


Richard H. Delventhal....  Controller............................  59


Yvan Dupuy...............  Senior Vice President.................  44


Donald W. Everett........  Vice President-Sales and Marketing....  48


William J. Fritz.........  Vice President-Finance and Treasurer..  65


John T. Rafferty.........  Secretary and General Counsel.........  63


Charles C. Vail..........  Vice President-Human Resources
                           and Administration....................  52

----------
      All of the executive officers of the Company have during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      There is no established public trading market for shares of the Company's common stock. The Company has in the past purchased shares of its common stock from shareholders in privately negotiated transactions. However, except with respect to shares distributed from its Employees' Stock Ownership Plan ("ESOP"), the Company is under no obligation to purchase shares from its shareholders and there can be no assurance that such purchases will be continued. As of March 1, 1996, the Company had approximately 1,747 shareholders.

      The following table sets forth the high and low price for shares in each quarter during 1995 and 1994 as determined by an independent appraisal firm engaged by the Company to determine fair market value per share for purposes of small block transactions and transactions involving the ESOP, including purchases by the Company of shares distributed from the ESOP, and the dividends paid in each such quarter. The Company believes that, except for small block transactions and transactions involving the ESOP or distributed ESOP shares, the fair value of the Company's shares should reflect a discount from the appraised price after taking into account all the relevant circumstances.

                                   Price Range                 Dividends Paid
                            ------------------------------       -----------
                                 1995              1994          1995   1994
                            ------------------------------       -----------
                            High      Low      High   Low
                            ------------------------------

1st quarter..........     $80.02    $74.16   $93.63  $84.56     $ .40  $ .37
2nd quarter..........      78.25     73.01    90.12   77.67       .40    .37
3rd quarter..........      78.80     74.09    79.34   74.19       .40     37
4th quarter..........      79.45     76.08    82.20   74.25       .40    .37
4th quarter-extra..........................................       .20    .30
                                                               ------ ------

      Total................................................     $1.80  $1.78
                                                                =====  =====

ITEM 6.  SELECTED FINANCIAL DATA

      Selected Income Statement Data:

                                               Year Ended December 31,
                                 --------------------------------------------
                                    1995     1994     1993     1992     1991
                                 --------------------------------------------
                                (Dollars in thousands, except per share amounts)
NET SALES:
  TRADE SALES COATINGS...........$513,215 $499,713 $471,738 $448,111 $433,380
  PRODUCTION FINISHES COATINGS...  50,996   47,351   40,213   35,822   29,592
                                 -------- -------- -------- -------- --------
      Total......................$564,211 $547,064 $511,951 $483,933 $462,972
                                 ======== ======== ======== ======== ========

NET INCOME.......................$ 30,456 $ 41,322 $ 36,511 $ 36,307 $ 35,937
EARNINGS PER SHARE OF
  COMMON STOCK...................   $3.19    $4.29    $3.75    $3.66    $3.54
COMMON STOCK CASH DIVIDENDS:
  DECLARED PER SHARE.............   $1.80    $1.81    $1.68    $1.67    $1.62
  PAID PER SHARE.................   $1.80    $1.78    $1.68    $1.65    $1.60

      Selected Balance Sheet Data:

                                                   December 31,
                                   -----------------------------------------
                                    1995     1994     1993     1992     1991
                                   -----------------------------------------
                                (Dollars in thousands, except per share amounts)

CURRENT ASSETS...................$207,284 $192,185 $185,198 $181,118 $180,467
CURRENT LIABILITIES..............  85,487   65,479   51,996   48,537   44,000
                                 -------- -------- -------- -------- --------
WORKING CAPITAL..................$121,797 $126,706 $133,202 $132,581 $136,467
                                 ======== ======== ======== ======== ========

TOTAL ASSETS.....................$330,155 $304,088 $276,040 $263,610 $255,575
LONG-TERM OBLIGATIONS............$  3,968 $  5,005 $  6,477 $  7,825 $ 10,036
SHAREHOLDERS' EQUITY - NET.......$227,661 $221,538 $209,760 $199,054 $193,565
BOOK VALUE PER SHARE OF
  COMMON STOCK (1)...............  $25.99   $25.30   $23.28   $22.06   $21.22

(1) Book value per share is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS 1995 VS. 1994

      Sales in the first quarter of 1995 showed considerable growth over the similar period in 1994, but slackened in the second quarter and remained sluggish for the remainder of the year. For the twelve months, net sales were $564,211,000, which was $17,147,000 or 3.1% higher than the previous year.

      Trade sales coatings in the United States reflected revenue increases as a result of selling price adjustments whereas in Canada the price adjustments were accompanied by modest unit gains. Sales increases in the United States were registered in both the Atlantic and Pacific coast areas, but sales in the Midwest and Texas were below expectations. Sales in Canada were above 1994 in most areas.

      Production finishes coatings sales, which represented less than 10% of total sales, eased in the second half of the year but benefited from the acquisition of a small coatings manufacturer in Georgia.

      Cost of products sold in 1995 was $307,211,000, which was $23,119,000 or 8.1% over the previous year. Sharply higher raw material costs accounted for the major portion of the increase.

      Selling, administrative and general expenses of $202,553,000 rose $10,300,000 or 5.4% over 1994. In addition to general inflation effects, other factors contributing to the increase were higher depreciation and associated expenses relating to the facilities expansion of the past two years, a modification in organizational structure, sales promotions, and market development activities.

      Other expenses showed an increase of $1,294,000 primarily due to higher interest expense from short-term borrowings.

      Income before taxes and minority interest was $52,800,000, a decrease of $17,566,000 from the prior year. The effective income tax rate in 1995 was 42.7% compared with 40.4% in 1994.

      Net income of $30,456,000 in 1995 declined from the previous year by $10,866,000. Earnings per share were $3.19 compared with $4.29 in 1994. Dividends declared during 1995 were $1.80, which was $.01 less than the prior year.

      Sales of Benjamin Moore Pacific Limited were expanded into Australia from the sales base in New Zealand in the latter half of the year. Although the southwest Pacific and southeast Asia are considered to be long-term growth areas for the Company, the 1995 financial results of the subsidiary did not have an appreciable impact on the consolidated financial statements.

OPERATING RESULTS 1994 VS. 1993

      Net Sales of $547,064,000 in 1994 represented an increase of $35,112,000 or 6.9% over the previous year. Record sales were attained in each quarter of the year with the largest increase occurring in the fourth quarter.

      Modest unit gains in trade sales coatings were registered in both the United States and Canada. The effect in 1994 of a late 1993 general selling price adjustment supplemented the unit growth in producing the higher sales revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

      Cost of products sold in 1994 was $284,092,000 which was 6.2% over the previous year. Raw material costs were slightly lower in the first half of the year, but reflected an upward trend in the last six months of the year which extended into 1995. Production expense was held to the generally low inflation rate except for those expenses related to the additional sales volume.

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

      Other expense (income) showed a net expense increase of $1,101,000 due principally to decommissioning costs pertaining to the closing of the plant and warehouse facility in Houston, Texas and the relocation of the operation to the expanded facility in Mesquite, Texas as well as lower dividend and interest income on short-term investments.

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

      In April 1994, the Company acquired a majority interest in Southern Cross Paints Limited in Auckland, New Zealand. The operation of Benjamin Moore & Co
(NZ) Limited, a wholly-owned subsidiary, was combined with Southern Cross and renamed Benjamin Moore Pacific Limited. Benjamin Moore & Co (NZ) Limited survived as a holding company for the Company's investment in the new entity. The financial results of Benjamin Moore Pacific did not have a significant effect on the Consolidated financial statements.

FINANCIAL POSITION AND LIQUIDITY

      Net cash flows provided by operating activities were $19,978,000 in 1995, which was $25,007,000 and $10,297,000 less than in 1994 and 1993, respectively. The most significant elements affecting the decrease were the reduction in net income of $10,866,000 from the previous year, the increase of $2,981,000 in accounts and notes receivable, and the decrease of $11,265,000 in other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

current liabilities. The decline in the liabilities was due principally to the absence of accruals for performance compensation in 1995 as well as reduced income tax provisions.

      Net cash flows used in investing activities were considerably below 1994 and down to a lesser degree from 1993. Short-term investments provided additional funds of $4,336,000 in 1995 compared with the prior year. Expenditures for capital additions in 1995 were $8,873,000 lower than in 1994, but comparable to 1993. The addition to plant facilities in Dallas, Texas and Birmingham, Alabama; the construction of a new relocated plant in Jacksonville, Florida and the renovation of the Montvale and Flanders, New Jersey administration buildings accounted for the bulk of the expenditures during the past three years with 1994 reflecting the largest portion of the disbursements.

      The net cash flows used in financing activities consisted of dividend disbursements and the acquisition of treasury stock. The Company has generally financed its stock purchases from its working capital according to the conditions described above at Item 5, "Market Price of the Registrant's Common Stock and Related Security Holder Matters". During the three years ended December 31, 1995, the Company purchased 157,738; 165,488 and 141,048 shares, respectively, of its common stock. An increase of $19,140,000 over 1994 and $20,449,000 over 1993 in short-term debt provided the fund requirements for the operating and financial activities of the Company in 1995.

      During 1995 the Company utilized its short-term lines of credit for its borrowing needs. A revolving credit facility of $75,000,000 has been established in 1996 to provide the Company with increased borrowing capacity for future needs. However, at this time, only a portion of the credit facility is anticipated to be utilized in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the auditors' report, are set forth on pages 16 through 34. The additional financial information set forth in
Part IV and included herein should be read in conjunction with the consolidated financial statements.

Deloitte &
 Touche LLP         Two Hilton Court                   Telephone: (201) 631-7000
                    P.O. Box 319                       Facsimile: (201) 631-7459
                    Parsippany, New Jersey 07054-0319


INDEPENDENT AUDITORS' REPORT


Benjamin Moore & Co.:

We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits, in 1994, and its methods of accounting for income taxes and postretirement benefits other than pensions, in 1993.

Deloitte & Touche LLP

March 5, 1996

                      BENJAMIN MOORE & CO. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1995, 1994 and 1993

                                                1995            1994           1993
NET SALES (Note 4) .....................   $ 564,211,376    $547,063,568   $ 511,951,465
                                           -------------    ------------   -------------

COSTS AND EXPENSES: (Notes 7 and 12)
   Cost of products sold ...............     307,210,809     284,091,534     267,494,172
   Selling, administrative and general .     202,553,455     192,253,190     184,254,963
   Other expense (income), net (Note 15)       1,647,073         352,682        (748,605)
                                           -------------    ------------   -------------
           TOTAL COSTS AND EXPENSES ....     511,411,337     476,697,406     451,000,530
                                           -------------    ------------   -------------

INCOME BEFORE TAXES AND MINORITY
   INTEREST ............................      52,800,039      70,366,162      60,950,935

INCOME TAX PROVISION (Note 14) .........      22,554,563      28,417,716      23,897,061
                                           -------------    ------------   -------------

INCOME BEFORE MINORITY INTEREST ........      30,245,476      41,948,446      37,053,874

MINORITY INTEREST IN NET INCOME
   OF CONSOLIDATED SUBSIDIARIES ........        (210,672)        626,017         542,959
                                           -------------    ------------   -------------

NET INCOME .............................   $  30,456,148    $ 41,322,429   $  36,510,915
                                           =============    ============   =============



WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...........       9,539,802       9,639,085       9,723,937
                                           =============    ============   =============



EARNINGS PER SHARE OF
   COMMON STOCK ........................   $        3.19    $       4.29   $        3.75
                                           =============    ============   =============



CASH DIVIDENDS DECLARED PER SHARE
   OF COMMON STOCK (Note 13) ...........   $        1.80    $       1.81   $        1.68
                                           =============    ============   =============

                 See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                                     ASSETS
                                                                        1995             1994
CURRENT ASSETS:
   Cash ........................................................   $  11,232,252    $   3,435,068
   Short-term investments ......................................         124,074       12,571,739
   Accounts and notes receivable - net (Note 2) ................      98,147,516       87,800,509
   Inventories (Note 3) ........................................      68,564,249       61,540,423
   Prepaid expenses ............................................      18,712,199       16,970,836
   Deferred income taxes (Note 14) .............................      10,504,126        9,866,508
                                                                   -------------    -------------

         TOTAL CURRENT ASSETS ..................................     207,284,416      192,185,083

INVESTMENTS IN TEMPORARY CO-OWNERSHIPS (Note 4) ................      17,853,839       13,023,203

PROPERTY, PLANT AND EQUIPMENT - NET (Note 5) ...................      78,360,773       74,268,521

OTHER ASSETS (Notes 2 and 7) ...................................      26,656,259       24,611,004
                                                                   -------------    -------------
           TOTAL ...............................................   $ 330,155,287    $ 304,087,811
                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt and current portion of long-term
     obligations (Notes 6 and 11) ..............................   $  30,812,957    $   8,581,936
   Accounts payable - trade ....................................      27,397,805       22,629,208
   Other liabilities and accrued expenses (Note 8) .............      23,484,716       30,416,821
   Dividends payable ...........................................       3,791,498        3,851,307
                                                                   -------------    -------------

         TOTAL CURRENT LIABILITIES .............................      85,486,976       65,479,272
                                                                   -------------    -------------

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS .....................       5,109,430        3,765,000
                                                                   -------------    -------------

DEFERRED INCOME TAXES (Note 14) ................................       2,875,657        2,602,881
                                                                   -------------    -------------

LONG-TERM OBLIGATIONS (Note 11) ................................       3,968,132        5,005,458
                                                                   -------------    -------------

MINORITY INTEREST IN NET ASSETS
   OF CONSOLIDATED SUBSIDIARIES ................................       5,054,292        5,696,823
                                                                   -------------    -------------

COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY: (Notes 7 and 13)
   Preferred stock, $10 par value-
     authorized, 500,000 shares; issued - none
   Common stock, $10 par value- authorized,
     40,000,000 shares; issued 13,164,312
     at December 31, 1995 and 1994 .............................     131,643,120      131,643,120
   Additional paid-in capital ..................................      31,564,234       31,295,259
   Retained earnings ...........................................     191,603,749      178,295,916
   Accumulated currency translation adjustment .................      (2,907,364)      (4,018,659)
   Cost of treasury stock; 3,696,419 shares and
     3,542,080 shares at December 31, 1995 and 1994 ............    (105,837,064)     (93,772,244)
   Employees' stock ownership and stock purchase
     plan notes ................................................     (18,405,875)     (21,905,015)
                                                                   -------------    -------------
         SHAREHOLDERS' EQUITY - NET ............................     227,660,800      221,538,377
                                                                   -------------    -------------
           TOTAL ...............................................   $ 330,155,287    $ 304,087,811
                                                                   =============    =============

                 See Notes to Consolidated Financial Statements

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                                                                         Accumulated                Employees' Stock
                                               Additional                  Currency                  Ownership and
                                Common          Paid-in      Retained     Translation    Treasury    Stock Purchase
                                 Stock          Capital      Earnings     Adjustment      Stock        Plan Notes
                              ------------   -----------   ------------  -----------  -------------    -----------
Balance, December 31, 1992... $131,643,120   $21,880,795   $134,239,948  $(1,450,945)  $(69,927,602)  $(17,331,659)

   Net income for the year...                                36,510,915
   Cash dividends declared
     on common stock -
     $1.68 per share.........                               (16,318,090)
   Distribution of treasury
     stock - 876 shares......                     58,701                                      4,336
   Treasury stock purchases
     and capital contribution-
     141,048 shares..........                     20,515                                (10,553,912)
   Interest charged on ESPP
     notes...................                                                                              (30,459)
   Dividends credited
     to ESPP notes...........                                                                              470,418
   Note payments.............                                                                            1,543,204
   Foreign currency
     translation adjustment..                                               (999,011)
                              ------------   -----------   ------------  -----------  -------------    -----------
Balance, December 31, 1993...  131,643,120    21,960,011    154,432,773   (2,449,956)   (80,477,178)   (15,348,496)

   Net income for the year...                                41,322,429
   Cash dividends declared
     on common stock -
     $1.81 per share.........                               (17,459,286)
   Sale and distribution of
     treasury stock - 119,602
     shares..................                  9,322,793                                    481,078     (9,262,182)
   Treasury stock purchases
     and capital contribution-
     165,488 shares..........                     12,455                                (13,776,144)
   Interest charged on ESPP
     notes...................                                                                              (17,107)
   Dividends credited
     to ESPP notes...........                                                                              592,296
   Note payments.............                                                                            2,130,474
   Foreign currency
     translation adjustment..                                             (1,568,703)
                              ------------   -----------   ------------  -----------  -------------    -----------
Balance, December 31, 1994...  131,643,120    31,295,259    178,295,916   (4,018,659)   (93,772,244)   (21,905,015)

   Net income for the year...                                30,456,148
   Cash dividends declared
     on common stock -
     $1.80 per share.........                               (17,148,315)
   Sale and distribution of
     treasury stock -
     3,399 shares............                    231,633                                     17,748
   Treasury stock purchases -
     and capital contribution -
     157,738 shares..........                     37,342                                (12,082,568)
   Interest charged on ESPP
     notes...................                                                                               (8,887)
   Dividends credited
     to ESPP notes...........                                                                              615,691
   Note payments.............                                                                            2,892,336
   Foreign currency
     translation adjustment..                                              1,111,295
                              ------------   -----------   ------------  -----------  -------------    -----------
Balance, December 31, 1995... $131,643,120   $31,564,234   $191,603,749  $(2,907,364) $(105,837,064)  ($18,405,875)
                              ============   ===========   ============  ===========  =============    ===========

                 See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                   1995              1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................   $30,456,148       $41,322,429      $36,510,915
   Adjustments To Reconcile Net Income To Net Cash Flows
     Provided By Operating Activities:
       Depreciation and amortization.........................    10,567,640         9,151,342        8,551,136
       Decrease in deferred income taxes.....................      (377,126)       (1,603,034)        (525,923)
       Minority interest in net income
         of consolidated subsidiaries........................      (210,672)          626,017          542,956
       Loss (gain) on disposal of fixed assets...............        39,010           190,999              (84)
       Interest charged on employees' stock purchase
         plan notes..........................................        (8,887)          (17,107)         (30,459)
       Other.................................................       100,553          (437,219)         (25,675)
     Changes In Assets And Liabilities:
       Increase in accounts and notes receivable.............   (10,079,074)       (7,098,379)      (6,513,849)
       Increase in inventories...............................    (6,756,759)       (9,832,223)      (2,529,226)
       (Decrease) increase in prepaid expenses...............    (1,654,008)        1,835,770       (4,709,608)
       Increase in notes receivable due after one year.......      (322,998)         (597,743)        (712,384)
       Increase in other assets..............................      (622,721)       (1,089,093)      (1,950,905)
       (Decrease) increase in other current liabilities......    (2,497,234)        8,768,152        1,667,941
       Increase in long-term portion of postretirement
         and postemployment benefits.........................     1,344,430         3,765,000
                                                                -----------       -----------
         Net Cash Flows Provided By Operating Activities.....    19,978,302        44,984,911       30,274,835
                                                                -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets........................        49,226             6,379           15,150
   Payments for purchase of property, plant and equipment....   (13,110,757)      (21,983,746)     (13,217,058)
   Payment for purchase of majority interest in subsidiary...                      (1,695,000)
   Payments for purchase of intangibles......................    (2,104,525)         (928,628)        (235,440)
   Decrease in short-term investments........................    12,447,665         8,111,675        6,191,952
   Investments in temporary co-ownerships....................    (5,540,624)       (5,667,983)      (2,718,308)
   Proceeds from sales of temporary co-ownership interests...       803,730         1,620,586        1,137,003
                                                                -----------       -----------      -----------
         Net Cash Flows Used In Investing Activities.........    (7,455,285)      (20,536,717)      (8,826,701)
                                                                -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends......................................   (16,592,433)      (16,598,100)     (15,899,266)
   Payment of dividends to minority shareholders.............      (220,185)         (228,249)        (225,277)
   Proceeds of short-term debt...............................    22,455,514         3,315,581        2,006,925
   Proceeds from sale of treasury stock......................       218,901           541,689
   Payments for purchase of treasury stock...................   (12,082,568)      (13,776,144)     (10,553,912)
   Repayments of long-term obligations.......................    (1,400,000)       (1,425,000)      (1,350,000)
   Payments received on employees' stock ownership and
     stock purchase plan notes...............................     2,892,336         2,130,474        1,543,204
                                                                -----------       -----------      -----------
         Net Cash Flows Used In Financing Activities.........    (4,728,435)      (26,039,749)     (24,478,326)
                                                                -----------       -----------      -----------
Effect of exchange rate changes on cash......................         2,602            15,125           10,679
                                                                -----------       -----------      -----------
Net Increase (Decrease) in Cash..............................     7,797,184        (1,576,430)      (3,019,513)
Cash at Beginning of Year....................................     3,435,068         5,011,498        8,031,011
                                                                -----------       -----------      -----------
Cash at End of Year..........................................   $11,232,252       $ 3,435,068      $ 5,011,498
                                                                ===========       ===========      ===========

Supplemental Cash Flow Information:
   Interest paid.............................................   $ 2,958,898      $  1,239,867      $ 1,117,166
   Income taxes paid.........................................   $27,096,267       $29,494,846      $25,124,273
Supplemental Schedule Of Noncash Investing And
  Financing Activities:
   Additions to obligations under capital leases.............   $   223,964                        $   124,191
   Issuance of employees' stock purchase plan notes..........                    $  9,262,182

                 See Notes to Consolidated Financial Statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

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

      Estimates

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

      Foreign Currency Translation

      All balance sheet accounts of foreign subsidiaries are translated to United States dollars at current exchange rates. The income statements are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

      Short-Term Investments

      Short-term investments consist of a mutual fund of short duration portfolio of $124,074 in 1995 and $118,987 in 1994, carried at the lower of cost or market value, and United States treasury bills of $12,452,752 in 1994, stated at cost, which approximates market value. The carrying amount of these investments approximates fair value.

      Inventory

      Inventories are valued at lower of cost, determined by the use of the last-in, first-out (LIFO) method, or market.

      Property, Plant and Equipment

      Property, plant and equipment is recorded at cost. The major classes of property along with the depreciation and amortization methods and estimated useful lives used are set forth below:

                                                                                                      Estimated
         Asset                      Depreciation and Amortization Methods                            Useful Life
         -----                      -------------------------------------                            -----------
Buildings........................   Sum of the years digits, declining balance, straight-line         25-45 yrs.
Machinery and equipment..........   Sum of the years digits, declining balance, straight-line          8-11 yrs.
Furniture and fixtures...........   Sum of the years digits, declining balance, straight-line          6-10 yrs.
Automobiles and trucks...........   Sum of the years digits, declining balance, straight-line           3-6 yrs.
Leasehold improvements...........   Straight-line                                                      3-20 yrs.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      Major expenditures for renewals and improvements are capitalized;
maintenance and repairs are expensed. The cost of property retired or sold is eliminated from the asset account and, after deducting the related accumulated depreciation, any profit or loss is included in income.

      The Company's projections indicate that the operating cash flows to be generated on an undiscounted basis should be sufficient to recover the existing balances of its fixed assets over their remaining useful lives.

      Intangible Assets

      Intangible assets amounting to $10,227,703 and $8,139,983 at December 31, 1995 and 1994, respectively, are valued at cost and are being amortized over their estimated useful lives which range from two to fifteen years. During 1995, 1994 and 1993 amortization of such intangibles amounted to $1,123,531, $1,059,330 and $942,685, respectively.

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

      Research and Development Costs

      Research and development and quality control expenditures amounted to $15,506,214, $15,521,368 and $13,987,537 in 1995, 1994 and 1993, respectively.
Quality control expenditures aggregated $5,635,836, $5,435,277 and $5,001,518, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

      Accounting Change

      Effective January 1, 1994, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment
Benefits" and as a result recorded a one-time expense of approximately
$1,275,000.

      Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions." The net unrecorded liability at the date of adoption is being amortized over 20 years (See Note 7). As of the same date, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of
SFAS No. 109 resulted in an additional income tax expense of approximately
$700,000 in 1993 (See Note 14).

      Reclassifications

      Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the method of presentation used in 1995.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACCOUNTS AND NOTES RECEIVABLE

                                                       December 31,
                                                --------------------------
                                                    1995          1994
                                                ------------   -----------

      Trade .................................   $110,362,743   $97,572,410
      Other .................................        774,360       804,929
                                                ------------   -----------
           Total ............................    111,137,103    98,377,339
      Less allowance for doubtful accounts ..     12,989,587    10,576,830
                                                ------------   -----------
           Net ..............................   $ 98,147,516   $87,800,509
                                                ============   ===========

      Notes receivable due after one year amounted to $13,533,547 and $13,209,875 at December 31, 1995 and 1994, respectively, and are included in Other Assets in the accompanying balance sheets. The carrying amount of notes receivable approximates fair value.

3.    INVENTORY                                 December 31,
                                      ----------------------------
                                          1995              1994
                                      -----------      -----------

      Finished goods..................$42,081,962      $38,514,099
      Raw materials................... 26,482,287       23,026,324
                                      -----------      -----------
         Total........................$68,564,249      $61,540,423
                                      ===========      ===========

      If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used, inventory would have been $16,009,000 and $12,714,000 higher than reported at December 31, 1995 and 1994, respectively.

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

5.    PROPERTY, PLANT AND EQUIPMENT                      December 31,
                                                 ---------------------------
                                                     1995           1994
                                                 ------------   ------------

      Land ...................................   $  7,813,446   $  7,064,991
      Buildings ..............................     62,703,021     66,527,626
      Machinery, equipment and leasehold
        improvements .........................     96,000,164     82,787,937
                                                 ------------   ------------
             Total ...........................    166,516,631    156,380,554
      Less accumulated depreciation and
        amortization .........................     88,155,858     82,112,033
                                                 ------------   ------------
             Property, plant and equipment-net   $ 78,360,773   $ 74,268,521
                                                 ============   ============





            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      Capital leases included in the above are as follows:

Classes of Property                             December 31,
                                        --------------------------
                                          1995              1994
                                        --------        ----------

      Land............................                 $    96,000

      Buildings.......................                   1,616,902

      Machinery, equipment and
        leasehold improvements........  $383,017         3,390,430
                                        --------        ----------

         Total........................   383,017         5,103,332

      Less accumulated depreciation
        and amortization..............   148,859         4,026,885
                                        --------        ----------

         Net..........................  $234,158        $1,076,447
                                        ========        ==========

6.    SHORT-TERM BORROWINGS

      Information regarding the Company's arrangements with banks in the United
States, Canada and New Zealand for short-term lines of credit follows:

                                                    December 31,
                                       ---------------------------------------
                                           1995          1994          1993
                                       -----------   -----------   -----------

Outstanding borrowings at end of year  $29,632,115   $ 7,176,601   $ 3,861,020

Average interest rate on outstanding
   borrowings at end of year ........          7.6%          9.0%          5.8%

Maximum month-end outstanding
   borrowings during the year ended .  $49,900,000   $21,391,000   $ 9,856,000

Approximate month-end average
   outstanding borrowings during
   the year ended ...................  $34,945,000   $ 9,514,000   $ 6,159,000

Weighted average interest rate
   on approximate month-end
   average borrowings outstanding
   during the year ended ............          7.2%          6.1%          6.2%

Unused portion of lines of credit
   at end of year ...................  $30,006,000   $30,632,000   $22,138,000

      There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.

      A revolving credit facility of $75,000,000 has been established in 1996 to provide the Company with increased borrowing capacity for future needs.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    EMPLOYEE BENEFIT PLANS

      Pension Plans

      The Company and its subsidiaries have retirement income plans covering substantially all employees. The benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

      The funded status and amounts recognized in the Company's balance sheets at December 31, 1995 and 1994, as determined by independent actuaries, are presented below:


                                                December 31, 1995                  December 31, 1994
                                                -----------------                  -----------------

                                          United States      Canadian         United States     Canadian
                                               Plans           Plan               Plans           Plan
                                           ------------     -----------      -------------    ------------
Actuarial present value of:
   Vested benefit obligation.............  $108,519,000     $10,940,000      $  87,247,000    $  9,916,000
                                           ============     ===========      =============    ============

   Accumulated benefit obligation........  $111,011,000     $10,940,000      $  89,541,000    $  9,916,000
                                           ============     ===========      =============    ============

Projected benefit obligation for
   service rendered to date..............  $133,124,000     $13,210,000      $ 110,569,000    $ 11,878,000

Plan assets at fair value (plan assets
   are invested primarily in insurance
   contracts, equities and bonds)........   127,899,000      16,842,000        108,589,000      14,603,000
                                           ------------     -----------      -------------    ------------

Projected benefit obligation (in excess
   of) less than plan assets.............    (5,225,000)      3,632,000         (1,980,000)      2,725,000

Unrecognized net loss (gain) from past
   experience different from that
   assumed...............................     1,089,000       1,312,000           (324,000)      2,609,000

Prior service cost not yet recognized
   in net periodic pension cost..........     2,795,000                          3,033,000

Unrecognized transition asset, net
   of amortization.......................    (2,306,000)     (2,233,000)        (2,652,000)     (2,649,000)
                                           ------------     -----------      -------------    ------------

Accrued pension (cost) credit recognized
   in (other liabilities) other assets on
   the balance sheet before adjustment...    (3,647,000)      2,711,000         (1,923,000)      2,685,000

Adjustment to reflect additional
   minimum liability.....................      (839,000)
                                           ------------     -----------      -------------    ------------

Accrued pension (cost) credit recognized
   in (other liabilities) other assets on
   the balance sheet after adjustment....  $ (4,486,000)   $  2,711,000      $  (1,923,000)   $  2,685,000
                                           ============    ============      =============    ============

      Net pension costs include the following components:

                                           1995          1994           1993

Service cost-benefits earned during
   the period ......................  $  3,315,000   $ 3,949,000   $  3,708,000

Interest cost on projected benefit
   obligation ......................    10,340,000     9,315,000      9,713,000

Actual return on plan assets .......   (26,198,000)   (1,683,000)   (10,549,000)

Net amortization and deferral ......    15,049,000    (9,342,000)      (257,000)
                                      ------------   -----------   ------------

       Net periodic pension cost ...  $  2,506,000   $ 2,239,000   $  2,615,000
                                      ============   ===========   ============

      The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4%, respectively in 1995, 8.5% and 5%, respectively in 1994 and 7% and 4%, respectively in 1993. The expected long-term rate of return on assets, net of expenses, was 9% in 1995 and 1994 and 8.5% in 1993.

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

      As of December 31, 1995, the Company has not established any specific funding policy.

      The following table sets forth the plans' status reconciled with the amount shown in the Company's statement of financial position at December 31, 1995 and 1994.

                                                              December 31, 1995             December 31, 1994
                                                          ---------------------------  --------------------------

                                                           Medical     Life Insurance    Medical    Life Insurance
                                                             Plan          Plan           Plan            Plan
                                                          ---------------------------  --------------------------
Accumulated postretirement benefit obligation:

   Retirees...........................................    $(13,849,000) $(1,169,000)  $(11,280,000)  $  (937,000)
   Fully eligible active plan participants............      (3,654,000)    (197,000)    (3,166,000)     (168,000)
   Other active plan participants.....................      (7,040,000)    (380,000)    (5,510,000)     (284,000)
                                                          ------------  -----------   ------------   -----------

Accumulated postretirement benefit
   obligation in excess of plan assets................     (24,543,000)  (1,746,000)   (19,956,000)   (1,389,000)

Unrecognized net loss or (gain) from past
   experience different from that assumed
   and from changes in assumptions....................       1,499,000       75,000     (2,431,000)     (165,000)

Unrecognized transition obligation....................      17,683,000    1,129,000     18,723,000     1,195,000
                                                          ------------  -----------   ------------   -----------

Accrued postretirement benefit cost
   recognized in other liabilities on
   the balance sheet..................................    $ (5,361,000) $  (542,000)  $ (3,664,000)  $  (359,000)
                                                          ============  ===========   ============   ===========

   Net periodic postretirement benefit cost included the following components:

                                                     1995           1994

Service cost-benefits attributed
  to service during the period................. $  393,000     $  470,000

Interest cost on accumulated
  postretirement benefit obligation............  1,848,000      1,619,000

Net amortization and deferral..................  1,107,000      1,107,000
                                                ----------     ----------

Net periodic postretirement benefit cost....... $3,348,000     $3,196,000
                                                ==========     ==========

      For measurement purposes, the 1996 annual rate of increase in the per capita cost of covered health care benefits was assumed to be 12.4% for costs under age 65 and 10.2% for costs over age 65; the rates were assumed to decrease gradually to 6% for 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $810,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $69,000.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 8.5% in 1995 and 1994, respectively.

      During 1995, the Company's Canadian subsidiary continued to provide certain health care and life insurance benefits for retired employees as were previously provided to substantially all employees of the Company. Substantially all of the employees of the Company's Canadian subsidiary became eligible for those benefits upon retirement at the normal retirement age. The benefits are provided through insurance companies whose premiums are based upon the benefits paid during the year.

      The Company recognized the cost of providing those benefits by expensing the annual insurance premiums, which amounted to approximately $81,136, $64,880 and $54,000 in 1995, 1994 and 1993, respectively.

      Postemployment Benefits

      In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This new statement requires an accrual of benefits provided to former or inactive employees after employment but before retirement. Effective January 1, 1994, the Company adopted SFAS No. 112 and as a result recorded an accrued liability of approximately $1,275,000. The reserve liability at December 31, 1995 is approximately $1,160,000.

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

      Contributions to the ESOP amounted to $1,226,764, $1,185,312 and $1,160,599 in 1995, 1994 and 1993, respectively.

      The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Company's Canadian employees. The Canadian subsidiary contributed approximately $153,000, $154,000 and $144,000 to the Canadian plan trust fund in 1995, 1994 and 1993, respectively.

      Stock Option Plan

      During 1993 the Company adopted a Stock Option Plan. The Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, may be granted. The options become fully vested over a period of up to four years or upon retirement or death. During 1993 the Company granted options to purchase 233,785 shares at an option price of $73.26 per share, which is the fair value at the date of grant as determined by independent appraisal. During 1995 and 1994 options to purchase 2,988 and 1,440 shares, respectively, were exercised. At December 31, 1995 options to purchase 71,393 shares were exercisable.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

      The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption and for all non-employee transactions entered into after December 15, 1995. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share in future periods should it elect to make such a change in accounting for stock options to be granted in the future, if any. Adoption of the new standard will have no effect on the Company's cash flows.

8.    OTHER LIABILITIES AND ACCRUED EXPENSES

                                                            December  31,
                                                     ------------------------
                                                         1995         1994
                                                     -----------  -----------

      Income taxes payable ........................               $ 3,449,393
      Salaries, wages and commissions .............  $ 2,776,837    7,964,744
      Health care, life insurance and pension costs    4,877,628    3,575,094
      Customer discounts and allowances ...........    4,559,239    3,457,132
      Environmental remediation costs .............    2,536,928    2,481,889
      Other .......................................    8,734,084    9,488,569
                                                     -----------  -----------
           Total ..................................  $23,484,716  $30,416,821
                                                     ===========  ===========

9.    GEOGRAPHIC SEGMENT INFORMATION

      The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the United States, Canada and New Zealand. Transfers between geographic areas are not significant and are eliminated in consolidation. Assets and operating results by geographic area are as follows:

      NET SALES:

                                  United States    Foreign    Consolidated
                                  -------------    -------    ------------

        1995 ....................  $496,538,964  $67,672,412  $564,211,376

        1994 ....................  $484,520,019  $62,543,549  $547,063,568

        1993 ....................  $454,215,349  $57,736,116  $511,951,465


      INCOME BEFORE TAXES
      AND MINORITY INTEREST:

        1995 ....................  $ 49,487,845  $ 3,312,194  $ 52,800,039

        1994 ....................  $ 64,407,680  $ 5,958,482  $ 70,366,162

        1993 ....................  $ 56,762,454  $ 4,188,481  $ 60,950,935


      IDENTIFIABLE ASSETS:

        1995 ....................  $279,654,811  $50,500,476  $330,155,287

        1994 ....................  $261,661,657  $42,426,154  $304,087,811

        1993 ....................  $237,810,998  $38,229,141  $276,040,139

10.   ENVIRONMENTAL MATTERS

      The Company operates in an industry subject to extensive environmental regulations and is subject to potential liability under various claims and legal actions which are pending or may be asserted in the future against the Company regarding environmental remediation matters. Estimates of the future costs to be incurred relating to such matters are necessary due to various uncertainties surrounding remediation procedures, including the development of new technologies, the enactment of additional regulations, the identification of new sites for which the Company could be a potentially responsible party ("PRP") and the apportionment of responsibility among identified PRPs in addition to the Company. The Company establishes reserves for environmental matters when remediation expenditures are probable and estimable. It is reasonably possible that the final resolution of some of these matters may require significant expenditures by the Company in excess of its existing reserves.

      The Company has accrued approximately $2,537,000 for estimated potential cleanup costs based upon its monitoring of ongoing activities and its past experience with these matters.

11.   LONG-TERM OBLIGATIONS

                                                    December  31,
                                         ----------------------------
                                              1995              1994
                                         ----------        ----------

Loan payable (See Note 7)................$5,000,000        $6,000,000

Capital leases (See Note 12).............   148,974           410,793
                                         ----------        ----------

  Total.................................. 5,148,974         6,410,793

Less payments due within one year........ 1,180,842         1,405,335
                                         ----------        ----------

  Long-term obligations..................$3,968,132        $5,005,458
                                         ==========        ==========


      Principal payments of $1,180,842, $1,268,133, $1,300,000 and $1,400,000
are due in 1996, 1997, 1998 and 1999, respectively.

12.   LEASES

      During 1985, the Industrial Development Board of the City of Pell City, Alabama, issued $5,000,000 ten year, First Mortgage Industrial Revenue Bonds, guaranteed by the Company, to an Alabama Bank under a mortgage and trust indenture of which the Bank was the trustee. The bonds bore interest at a floating rate equal to 78% of the Bank's lending rate. The proceeds of the bonds were used by the Industrial Development Board to finance the construction of a plant facility in Pell City, Alabama, which was leased to the Company for a ten-year period which ended September 1, 1995. During this period, the Company recorded the plant facility as a capital lease. At the end of the lease term, the Company exercised its option to purchase the plant facility for $1,000, and the carrying value of such plant is included in Property, Plant and Equipment at December 31, 1995.

      The Company leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under capital and operating leases expiring at various dates.

      Minimum future obligations under leases as of December 31, 1995 are as follows:

                                              Capital     Operating
Year ending December 31,                      Leases        Leases      Total
                                            ----------  -----------  -----------

1996 .....................................  $   90,120  $ 5,297,033  $ 5,387,153
1997 .....................................      70,802    3,557,945    3,628,747
1998 .....................................                2,480,943    2,480,943
1999 .....................................                1,496,298    1,496,298
2000 .....................................                  831,597      831,597
2001-2005 ................................                1,238,321    1,238,321
                                            ----------  -----------  -----------
  Total minimum lease payments ...........     160,922  $14,902,137  $15,063,059
                                                        ===========  ===========

Less amount representing interest (at
  the rate of 8.48%) .....................      11,948
                                            ----------

  Present value of net minimum
  lease payments .........................  $  148,974
                                            ==========

      Rental expense on operating leases (including amounts based on equipment usage) was approximately $8,504,739, $8,147,158 and $8,255,642 for the years ended December 31, 1995, 1994 and 1993, respectively.

13.   SHAREHOLDERS' EQUITY

      In 1978 the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan (ESPP). Under the Plan, as restated to reflect stock dividends, up to an aggregate of 1,600,000 shares of Common Stock held in the treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm, at the date of offering. Since 1979, 627,665 shares have been sold to employees under the Plan.

      Notes receivable outstanding with respect to the above referenced Plan, as well as the Stock Option Plan and the ESOP note receivable, as of December 31, 1995 and 1994 are reflected in the balance sheets as reductions in shareholders' equity. The notes received by the Company relative to the 1991 and 1994 ESPP offerings are non-interest bearing. Notes received by the Company relative to the Stock Option Plan bear interest at the then current rates of interest.

      Treasury stock is reflected at acquisition value, determined by the use of the first-in, first-out (FIFO) method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

      A reconciliation of the number of common shares outstanding is as follows:

                                          Shares of Common Stock
                                ------------------------------------
                                   Issued     Treasury    Outstanding
                                   ------     --------    -----------

Balance, December 31, 1992.......13,164,312  3,356,022     9,808,290

Distribution of treasury
  stock..........................                 (876)          876

Treasury stock purchases.........              141,048      (141,048)
                                 ----------  ---------     ---------

Balance, December 31, 1993.......13,164,312  3,496,194     9,668,118

Sale and distribution of
  treasury stock.................             (119,602)      119,602

Treasury stock purchases.........              165,488      (165,488)
                                 ----------  ---------     ---------

Balance, December 31, 1994.......13,164,312  3,542,080     9,622,232

Sale and distribution of
  treasury stock.................               (3,399)        3,399

Treasury stock purchases.........              157,738      (157,738)
                                 ----------  ---------     ---------

Balance, December 31, 1995.......13,164,312  3,696,419     9,467,893
                                 ==========  =========     =========

14.   INCOME TAXES

      The composition of the income tax provision is as follows:

                                         1995           1994            1993
                                     -----------   ------------    ------------
State and local income taxes .....   $ 4,626,955   $  5,015,664    $  4,595,010
Foreign income taxes .............     2,056,265      2,427,921       1,946,324
Federal income taxes:
   Current .......................    15,850,782     22,712,600      18,310,612
   Deferred ......................        20,561     (1,738,469)       (954,885)
                                     -----------   ------------    ------------
     Total .......................   $22,554,563   $ 28,417,716    $ 23,897,061
                                     ===========   ============    ============

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

      A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                        1995        1994        1993
                                        ----        ----        ----

      Statutory tax rate...........     35.0%       35.0%       35.0%

        Effect of:
         State and local income taxes    5.7         4.6         4.9

         Other - net...............      2.0          .8         (.7)
                                       -----       -----       -----

      Effective tax rate...........     42.7%       40.4%       39.2%
                                       =====       =====       =====

      The Company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $27,909,291, $26,309,657 and $22,902,094 at December 31, 1995, 1994 and 1993,
respectively, because the Company intends to reinvest such earnings indefinitely.


15.   OTHER EXPENSE (INCOME), NET

      The components of other expense and (income), net are as follows:

                                           1995          1994          1993
                                           ----          ----          ----

      Other income .................  $(1,501,930)  $(1,578,002)  $(1,879,938)

      Interest expense .............    3,109,993     1,257,886     1,131,417

      Loss (gain) on the disposal of
        fixed assets ...............       39,010       190,999           (84)

      Other expense ................                    481,799
                                      -----------   -----------   -----------

           Net .....................  $ 1,647,073   $   352,682   $  (748,605)
                                      ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 3, 4 and 5 and "Compliance with Section 16(a) of the Securities Exchange Act" at page 15 of the Company's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at page 9 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" at pages 8 and 9 of the Company's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

      Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

     (b) Security Ownership of Management

      Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 5, 6 and 7 of the Company's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

     (c) Changes in Control

      To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at pages 10 and 11 of the Company's Proxy Statement dated March 22, 1996, for use in connection with its 1996 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

     (a)(1) List of Financial Statements Included Under Item 8 of this Report.

            Independent Auditors' Report.......................  16

            Consolidated Statements of Income for the Years Ended
               December 31, 1995, 1994 and 1993................. 17

            Consolidated Balance Sheets, December 31, 1995
               and 1994......................................... 18

            Consolidated Statements of Shareholders' Equity for
               the Years Ended December 31, 1995,
               1994 and 1993.................................... 19

            Consolidated Statements of Cash Flows for the Years
               Ended December 31, 1995, 1994 and 1993........... 20

            Notes to Consolidated Financial Statements for the Years
               Ended December 31, 1995, 1994 and 1993...........21-34

        (2) Financial Statement Supplemental Schedule.

            II.  Consolidated Valuation and Qualifying Accounts
                 For the Years Ended December 31,
                 1995, 1994 and 1993............................ 42


      All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

      The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1995 and 1994.

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended December 31, 1995.

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

           (10)     Material Contracts

           (iii)(A) Employees' Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement under the Securities Act of 1933, as amended, on Form S-8 - Registration No. 33-2694).

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

           (21)     Subsidiaries of the Company......................   Page 43

           (23)     Consent of Experts and Counsel...................   Page 44

           (27)     Financial Data Schedule..........................   Page 45

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 29th day of March, 1996.


                                       BENJAMIN MOORE & CO.


                                       By    /s/ M.C. Workman
                                           -----------------------
                                             Maurice C. Workman
                                             President



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


                                   ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                 Date
      ---------                    -----                 ----

                             Chairman of the Board of
                              Directors (Principal
 /s/  Richard Roob            Executive Officer);
----------------------------  Director                March  29, 1996
      Richard Roob


                             President (Principal
 /s/  M.C. Workman            Executive Officer);
----------------------------  Director                March  29, 1996
    Maurice C. Workman

                             Vice President -
                              Finance and Treasurer
                              (Principal Financial
                              Officer and Principal
 /s/   W.J. Fritz             Accounting Officer);
----------------------------  Director                March  29, 1996
      William J. Fritz


 /s/Benjamin M. Belcher, Jr.  Director                March  29, 1996
----------------------------
   Benjamin M. Belcher, Jr.


 /s/  W.C. Belcher            Director                March  29, 1996
----------------------------
     Ward C. Belcher


 /s/  C.H. Bergmann           Director                March  29, 1996
----------------------------
    Charles H. Bergmann


 /s/  Frank W. Burr           Director                March  29, 1996
----------------------------
      Frank W. Burr


 /s/   Yvan Dupuy             Director                March  29, 1996
----------------------------
       Yvan Dupuy


 /s/   R.J. Hodgson           Director                March  29, 1996
----------------------------
      Robert J. Hodgson


 /s/  Ralph W. Lettieri       Director                March  29, 1996
----------------------------
      Ralph W. Lettieri


 /s/    G. Moore              Director                March  29, 1996
----------------------------
      Gerald W. Moore

      Signature                    Title                 Date
      ---------                    -----                 ----

 /s/ John C. Moore, Jr.       Director                March  29, 1996
----------------------------
     John C. Moore, Jr.


 /s/ Michael C. Quaid         Director                March  29, 1996
----------------------------
     Michael C. Quaid


 /s/    J. Sobie              Director                March  29, 1996
----------------------------
      Joseph Sobie


 /s/  Charles C. Vail         Director                March  29, 1996
----------------------------
      Charles C. Vail


 /s/  Ward B. Wack            Director                March  29, 1996
----------------------------
      Ward B. Wack


 /s/  Sara B. Wardell         Director                March  29, 1996
----------------------------
      Sara B. Wardell

                                                 SCHEDULE II


                    BENJAMIN MOORE & CO. and Subsidiaries
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

       Column  A                Column  B                  Column  C               Column  D        Column  E
-------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                   -------------------------
                               Balance At          Charged To        Charged
                                Beginning          Costs And         To Other                      Balance At
       Description              Of Year             Expenses         Accounts      Deductions      End of Year
       -----------              -------             --------         --------      ----------      -----------
Allowance For Doubtful
       Accounts:

         1995...............   $10,576,830          $7,385,158      $  -           $4,972,401(1)    $12,989,587
                               ===========          ==========      ======         ==========       ===========



         1994...............   $ 9,674,679          $5,092,275      $  -           $4,190,124(1)    $10,576,830
                               ===========          ==========      ======         ==========       ===========



         1993...............   $ 7,836,301          $9,101,965      $  -           $7,263,587(1)    $ 9,674,679
                               ===========          ==========      ======         ==========       ===========








(1) Accounts Receivable Written Off - Net of Recoveries