Form 10-Q
period 1996-03-31
MOORE BENJAMIN & CO
filed 1996-05-15
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1996       Commission File Number   0-8894




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

                               Yes    X       No ______

As of May 1, 1996, 9,419,720 shares of Common Stock of the registrant were issued and outstanding.

                                      - 1 -
                              (Page 1 of 11 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX

                                                                        Page No.
                                                                        --------
Part   I.  Financial Information

       Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1996 and 1995................     3


       Condensed Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995......................     4


       Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995................     5


       Notes to Condensed Consolidated Financial Statements..........     6


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    7-8


Part II.  Other Information..........................................     9

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)


                                                         Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

Net Sales ....................................     $   133,506      $   126,859
                                                   -----------      -----------

Costs and expenses:

    Cost of products sold ....................          73,371           71,086
    Selling, administrative and general ......          51,864           48,258
    Other expense (income), net ..............             290               98
                                                   -----------      -----------
        Total costs and expenses .............         125,525          119,442
                                                   -----------      -----------

Income before taxes and minority
   interest ..................................           7,981            7,417

Income tax provision .........................           3,674            3,144

Minority interest in income of
   subsidiaries ..............................            (244)             (60)
                                                   -----------      -----------

Net income ...................................     $     4,551      $     4,333
                                                   ===========      ===========

Weighted average number of common
   shares outstanding ........................       9,445,534        9,599,853
                                                   ===========      ===========

Earnings per share of common stock ...........     $       .48      $       .45
                                                   ===========      ===========

Cash dividends declared per share of
   common stock ..............................     $       .40      $       .40
                                                   ===========      ===========




See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   March 31,   December 31,
                                                                     1996          1995
                                                                   ---------    ---------
                                                                  (Unaudited)      (a)
                                     ASSETS
Current assets:
    Cash and short-term investments ............................   $   1,760    $  11,356
                                                                   ---------    ---------
    Accounts and notes receivable - net ........................     136,674       98,148
                                                                   ---------    ---------

    Inventories:
     Finished goods ............................................      42,344       42,082
     Raw materials and supplies ................................      22,814       26,482
                                                                   ---------    ---------
                                                                      65,158       68,564
                                                                   ---------    ---------
    Other current assets .......................................      33,614       29,216
                                                                   ---------    ---------
        Total current assets ...................................     237,206      207,284

Property - net .................................................      80,301       78,361

Other non-current assets .......................................      41,616       44,510
                                                                   ---------    ---------

        Total assets ...........................................   $ 359,123    $ 330,155
                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt and current portion of long-term obligations   $  56,424    $  30,813
    Accounts payable ...........................................      24,627       27,398
    Accrued taxes based on income ..............................       1,286
    Accrued expenses and other current liabilities .............      33,461       27,276
                                                                   ---------    ---------
        Total current liabilities ..............................     115,798       85,487
                                                                   ---------    ---------

Postretirement and postemployment benefits .....................       5,400        5,109
                                                                   ---------    ---------
Deferred income taxes ..........................................       2,857        2,876
                                                                   ---------    ---------
Long-term obligations ..........................................       3,948        3,968
                                                                   ---------    ---------
Minority shareholders' interest in net
   assets of subsidiaries ......................................       4,753        5,054
                                                                   ---------    ---------

Shareholders' equity:

     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares .............     131,643      131,643
     Additional paid-in capital ................................      31,580       31,564
     Retained earnings .........................................     192,381      191,604
     Accumulated currency translation adjustment ...............      (2,790)      (2,907)
     Cost of treasury stock; 3,735,220 shares at
       March 31, 1996 and 3,696,419 shares at
       December 31, 1995 .......................................    (108,653)    (105,837)
     Employees' stock ownership and stock purchase
       plan notes ..............................................     (17,794)     (18,406)
                                                                   ---------    ---------

        Shareholders' equity - net .............................     226,367      227,661
                                                                   ---------    ---------

        Total liabilities and shareholders' equity .............   $ 359,123    $ 330,155
                                                                   =========    =========

(a) The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                             (Unaudited) (Unaudited)
Cash flows from operating activities:
    Net income ............................................   $  4,551    $  4,333
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ......................      3,401       2,759
       Minority interest in net income of subsidiaries ....       (244)        (60)
       Other ..............................................        203         310
       Change in assets and liabilities:

           Increase in accounts and notes receivable ......    (37,732)    (35,386)
           Decrease (increase) in inventories .............      5,031      (5,341)
           Other ..........................................       (159)      3,203
                                                              --------    --------
                Net cash flows used in operating activities    (24,949)    (30,182)
                                                              --------    --------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment ............................................     (3,548)     (6,524)
    (Increase) decrease in short-term investments .........        (68)     12,451
    Other .................................................       (317)     (1,354)
                                                              --------    --------
                Net cash flows from investing activities ..     (3,933)      4,573
                                                              --------    --------

Cash flows from financing activities:
    Proceeds from short-term debt .........................     25,259      28,992
    Payment of dividends ..................................     (3,662)     (3,702)
    Purchase of treasury stock ............................     (2,817)     (2,754)
    Other .................................................        436         617
                                                              --------    --------
                Net cash flows used in financing activities     19,216      23,153
                                                              --------    --------

Effect of exchange rate changes on cash ...................          1           2
                                                              --------    --------
Net decrease in cash ......................................     (9,665)     (2,454)
Cash at beginning of period ...............................     11,232       3,435
                                                              --------    --------
Cash at end of period .....................................   $  1,567    $    981
                                                              ========    ========

Supplemental disclosures of cash flow information:
    Interest paid .........................................   $    657    $    326
    Income taxes paid .....................................   $  3,001    $  2,467


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating Results

     Net sales of $133,506,000 in the first quarter of 1996 surpassed those of the comparable period in 1995 by $6,647,000 or 5.2%

     Trade sales coatings showed considerable gains in regional areas of the United States, particularly in the Mid-Atlantic and Southern states and the Far West. Sluggishness prevailed in most of the Mid-West and New England and extended into Canada, where first quarter sales were weak.

     Production finishes coatings, which represent less than 10% of total sales, reflected modest growth in the United States but slowness in Canada.

     Cost of products sold benefited from a stabilizing raw material cost pattern as well as the effect of selected selling price adjustments during the past year. As a percentage of sales, cost of goods sold declined one full percentage point to 55%.

     Selling, administrative and general expenses were up $3,606,000 or 7.5% over 1995. Market development initiatives in California, product promotions, and internal reorganization expense represented a considerable portion of the increase, although the majority of the increase pertained to the higher sales volume and general inflationary factors.

     The increase in other expense related to interest expense on bank borrowing primarily in the United States and to a lesser degree in Canada and New Zealand.

     After a provision for federal and state income taxes which reflected a combined rate of approximately 46% and 42.4% for 1996 and 1995 respectively, net income amounted to $4,551,000, an increase of $218,000 or 5% over the previous year.

     Earnings per share for the first quarter were $.48, which was $.03 or 6.7% above the similar period in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Although the sales strength of the first quarter may not continue for the balance of the year, net income in 1996 is expected to substantially exceed the prior year's result.

     Financial Position and Liquidity

     The seasonal nature of the industry was evident in the first quarter.

     Cash flow from operating activities reflected the traditional springtime build-up of accounts and notes receivable without the generation of sufficient quarterly net income to support the increase. Capital expenditures for regularly scheduled equipment replacement also required funds beyond the profit of the quarter.

     Short-term borrowing under the company's credit facility was utilized as a source of funds. The loans were also applied to the payment of dividends and the purchase of treasury stock. Such purchases of stock do not represent the implementation of a formal acquisition program, but are transacted principally to provide liquidity for estate taxes and other specific purposes.

     The Company plans to continue to employ its credit facility in the United States for short-term support of its working capital. The Canadian and New Zealand subsidiaries will maintain borrowings for longer-term capital needs as well as for operating capital requirements.

                           Part II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Securityholders

     The only matters which were submitted to a vote of shareholders to date during the 1996 fiscal year were the following which were acted upon at the Annual Meeting of Shareholders which was held on April 18, 1996.

     Election of Directors: - the following persons were elected as Class II Directors of the Company to serve for a three year term: - Charles H. Bergmann, Jr., Frank W. Burr, Joseph Sobie, Charles C. Vail, Ward B. Wack and Sara B. Wardell. The following persons continue in office as directors: Class I Directors - Benjamin M. Belcher, Jr., Yvan Dupuy, Willaim J. Fritz, Gerald W. Moore and Michael C. Quaid. Class III Directors: - Ward C. Belcher, Robert J. Hodgson, Ralph W. Lettieri, John C. Moore, Jr., Richard Roob and Maurice C. Workman.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Benjamin Moore & Co.
                                                 --------------------------
                                                        (Registrant)

Date     May 13, 1996                            /s/    Yvan Dupuy
     --------------------------                 --------------------------
                                                        Yvan Dupuy
                                                        (President)

Date     May 13, 1996                            /s/    W.J. Fritz
     --------------------------                 ----------------------------
                                             William J. Fritz, Vice President -
                                                  Finance and Treasurer
                                                (Principal Financial Officer)