Form 10-Q
period 1996-06-30
MOORE BENJAMIN & CO
filed 1996-08-12
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996 Commission File Number 0-8894


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

                                        Yes  X       No ______

As of August 1, 1996, 9,308,885 shares of Common Stock of the registrant were issued and outstanding.

                                       -1-
                              (Page 1 of 12 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX


                                                                        Page No.
                                                                        --------

Part  I.  Financial Information

   Condensed Consolidated Statements of Income -
         Three Months and Six Months Ended
         June 30, 1996 and 1995..................................           3


   Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995.....................           4


   Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995.................           5


   Notes to Condensed Consolidated Financial Statements..........           6


   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................      7 - 10


Part II.  Other Information......................................     .    11

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                                                               Three Months Ended              Six Months Ended
                                                                                    June 30,                       June 30,
                                                                          ---------------------------    ---------------------------
                                                                              1996           1995           1996            1995
                                                                          (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                                          -----------     -----------    -----------     -----------
Net Sales ............................................................    $   170,349     $   159,622    $   303,855     $   286,481
                                                                          -----------     -----------    -----------     -----------
Costs and expenses:
     Cost of products sold ...........................................         84,667          83,869        158,038         154,955
     Selling, administrative and general .............................         58,133          53,018        109,997         101,276
     Other expense (income), net .....................................            562             583            852             681
                                                                          -----------     -----------    -----------     -----------
           Total costs and expenses ..................................        143,362         137,470        268,887         256,912
                                                                          -----------     -----------    -----------     -----------
Income before taxes and minority
   interest ..........................................................         26,987          22,152         34,968          29,569
Income tax provision .................................................         11,371           9,070         15,045          12,214
Minority interest in income of
   subsidiaries ......................................................            (30)            120           (274)             60
                                                                          -----------     -----------    -----------     -----------
Net income ...........................................................    $    15,646     $    12,962    $    20,197     $    17,295
                                                                          ===========     ===========    ===========     ===========
Weighted average number of common
   shares outstanding ................................................      9,398,089       9,555,682      9,421,812       9,577,645
                                                                          ===========     ===========    ===========     ===========

Earnings per share of common stock ...................................    $      1.66     $      1.36    $      2.14     $      1.81
                                                                          ===========     ===========    ===========     ===========

Cash dividends declared per share of
   common stock ......................................................    $       .40     $       .40    $       .80     $       .80
                                                                          ===========     ===========    ===========     ===========






See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                    June 30,            December 31,
                                                                                                      1996                  1995
                                                                                                   ---------             ---------
                                                                                                   (Unaudited)               (a)
                                     ASSETS
Current assets:
     Cash and short-term investments .................................................             $   6,170              $  11,356
                                                                                                   ---------              ---------
     Accounts and notes receivable - net .............................................               156,238                 98,148
                                                                                                   ---------              ---------
     Inventories
      Finished goods .................................................................                45,157                 42,082
      Raw materials and supplies .....................................................                22,461                 26,482
                                                                                                   ---------              ---------
                                                                                                      67,618                 68,564
                                                                                                   ---------              ---------
     Other current assets ............................................................                30,527                 29,216
                                                                                                   ---------              ---------
           Total current assets ......................................................               260,553                207,284

Property - net .......................................................................                80,419                 78,361

Other non-current assets .............................................................                42,209                 44,510
                                                                                                   ---------              ---------

           Total assets ..............................................................             $ 383,181              $ 330,155
                                                                                                   =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of
        long-term obligations ........................................................             $  54,787              $  30,813
     Accounts payable ................................................................                29,453                 27,398
     Accrued taxes based on income ...................................................                 6,400
     Accrued expenses and other current liabilities ..................................                41,385                 27,276
                                                                                                   ---------              ---------
           Total current liabilities .................................................               132,025                 85,487
                                                                                                   ---------              ---------
Postretirement and postemployment benefits ...........................................                 5,400                  5,109
                                                                                                   ---------              ---------
Deferred income taxes ................................................................                 2,854                  2,876
                                                                                                   ---------              ---------
Long-term obligations ................................................................                 3,928                  3,968
                                                                                                   ---------              ---------
Minority shareholders' interest in net
   assets of subsidiaries ............................................................                 4,630                  5,054
                                                                                                   ---------              ---------
Shareholders' equity
      Preferred stock, $10 par value - authorized
         500,000 shares; issued - none
      Common stock, $10 par value - authorized
         40,000,000 shares; issued 13,164,312 shares .................................               131,643                131,643
      Additional paid-in capital .....................................................                31,580                 31,564
      Retained earnings ..............................................................               204,289                191,604
      Accumulated currency translation adjustment ....................................                (2,883)                (2,907)
      Cost of treasury stock; 3,823,485 shares at
         June 30, 1996 and 3,696,419 shares at
         December 31, 1995 ...........................................................              (113,016)              (105,837)
      Employees' stock ownership and stock purchase
         plan notes ..................................................................               (17,269)               (18,406)
                                                                                                   ---------              ---------
           Shareholders' equity - net ................................................               234,344                227,661
                                                                                                   ---------              ---------
           Total liabilities and shareholders' equity ................................             $ 383,181              $ 330,155
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

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                     Six Months Ended
                                                                          June 30,
                                                                   --------------------
                                                                     1996         1995
                                                                   --------    --------
                                                                 (Unaudited)  (Unaudited)
Cash flows from operating activities:
     Net income ................................................   $ 20,197    $ 17,295
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .........................      6,176       5,649
         Minority interest in net income of subsidiaries .......       (274)         60
         Other .................................................        259        (237)
         Change in assets and liabilities:
               Increase in accounts and notes receivable .......    (57,420)    (55,865)
               Decrease (increase) in inventories ..............      2,565      (6,499)
               Other ...........................................     20,288       9,987
                                                                   --------    --------
                     Net cash flows used in operating activities     (8,209)    (29,610)
                                                                   --------    --------

Cash flows from investing activities:
     Payments for purchase of property, plant and
      equipment ................................................     (6,256)    (11,209)
     Decrease in short-term investments ........................         (5)     12,450
     Other .....................................................       (604)     (2,038)
                                                                   --------    --------
                     Net cash flows from investing activities ..     (6,865)       (797)
                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from short-term debt .............................     23,559      41,040
     Payment of dividends ......................................     (7,310)     (7,403)
     Purchase of treasury stock ................................     (7,161)     (7,118)
     Sale of treasury stock ....................................                     37
     Other .....................................................        793       2,059
                                                                   --------    --------
                     Net cash flows used in financing activities      9,881      28,615
                                                                   --------    --------

Effect of exchange rate changes on cash ........................          2           4
                                                                   --------    --------
Net increase (decrease) in cash ................................     (5,191)     (1,788)
Cash at beginning of period ....................................     11,232       3,435
                                                                   --------    --------
Cash at end of period ..........................................   $  6,041    $  1,647
                                                                   ========    ========

Supplemental disclosures of cash flow information:
     Interest paid .............................................   $  1,553    $  1,126
     Income taxes paid .........................................   $  8,704    $ 10,975


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Certain information included in this report is forward looking and involves risks and uncertainties, including general economic and competitive conditions that could significantly impact expected results.

3. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
Operating Results

     The sales momentum of the first quarter of 1996 continued into the second quarter with net sales of $170,349,000 exceeding those of the comparable period in 1995 by $10,727,000 or 6.7%. For the six months ended June 30, 1996 net sales were $303,855,000, up $17,374,000 or 6.1% over the prior year.

     Trade sales coatings showed moderate unit gains of approximately 4% in the United States. The most notable increases were in the Middle Atlantic, Southeast, and Pacific regions with slower sales prevailing in New England, portions of the Midwest and in the Northwest. Unit sales in Canada were slightly lower than the prior year.

     Production finishes coatings sales, which account for less than 10% of total sales, continued to reflect modest growth in the United States during the second quarter, but were sluggish in Canada.

     Decelerating raw material costs, particularly in the second quarter, effected minimal percentage increases of .9% and 2% in cost of goods sold in the second quarter and six months respectively. Earlier selling price adjustments, and to a lesser extent a varying product sales mix, resulted in a decline in cost of goods sold as a percentage of sales. In the second quarter, the percentage of cost of sales to sales was down 2.8 percentage points to 49.7%. For the six months the decrease was 2.1 points to 52.0%.

     Selling, administrative and general expenses reflected increases of 9.6% and 8.6% for the second quarter and six months. The majority of the increases resulted from market development initiatives in the Pacific region of the United States and in Hawaii, media advertising and product promotions, and internal reorganization costs. Higher sales volume and general inflationary factors accounted for the balance of the variance from the previous year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

     Although other expense in the second quarter in 1996 was similar to 1995, interest on bank borrowings was the major contributor to the increase of $171,000 for the six months period.

     After provisions for federal and state income taxes and minority interest in subsidiaries, net income for the second quarter was $15,646,000, up $2,684,000 or 20.7% over 1995. A new record high amount of net income of $20,197,000 was attained for the six months in 1996 surpassing the same period in 1995 by $2,902,000 or 16.8%.

     Earnings per share in 1996 were $1.66 for the second quarter and $2.14 for the six months, up $.30 and $.33 respectively over the prior year.

     The sales growth of trade sales coatings in the first half of the year is anticipated to extend into the third and fourth quarters, but recent indications of weakness in production finishes coatings may have a modest negative effect on sales revenues. However, net income for the year is expected to show significant improvement over 1995.

Financial Position and Liquidity

     In reflecting the traditional seasonal pattern, net income for the six months of both years was insufficient to support the increase in accounts and notes receivable, as evidenced in cash flows from operating activities. However, accruals for income taxes coupled with lower payments for the prior year's tax liability contributed to an increase in other liabilities of over $10,000,000 in 1996 when compared to 1995, thereby improving cash flow.

     No major capital projects were in progress in 1996. In 1995 disbursements for the completion of construction of the Dallas and Jacksonville facilities and additions to plants in Birmingham, Alabama and Auckland, New Zealand were recorded.

     The increase in net income and the reduction in capital expenditure requirements lessened the need for cash flow from financing activities. Proceeds from a decrease of over $12,000,000 in short-term investments and increase in short-term debt of over $41,000,000 in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

1995 accounted for cash inflow of over $53,000,000 whereas in 1996 proceeds from the same sources amounted to less than $24,000,000.

     Funds utilized for the payment of dividends and for the purchase of treasury stock represented similar amounts in both years. The acquisition of stock does not represent a formal program, but is transacted primarily to provide liquidity for estate taxes and other specific purposes.

     The Company expects to utilize its credit facility in the United States to support its working capital requirements. The Canadian and New Zealand subsidiaries will maintain borrowings for capital needs in addition to supplementing operating funds.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following is an index of the exhibits included in this 10-Q:

               Exhibit 27                      Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.


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


                                                  Benjamin Moore & Co.
                                             --------------------------------
                                                      (Registrant)


Date        August 12, 1996                           /s/ Yvan Dupuy
                                             ---------------------------------
                                                  Yvan Dupuy, President
                                                (Chief Operating Officer)


Date        August 12, 1996                           /s/ W.J. Fritz
                                             ---------------------------------
                                             William J. Fritz, Vice President -
                                                   Finance and Treasurer
                                                (Principal Financial Officer)