Form 10-Q
period 1996-09-30
MOORE BENJAMIN & CO
filed 1996-11-08
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996      Commission File Number 0-8894


                             Benjamin Moore & Co.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


             New Jersey                                13-5256230
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


   51 Chestnut Ridge Road, Montvale, New Jersey         07645
--------------------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  (201) 573-9600


                                 None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

As of November 1, 1996, 9,095,619 shares of Common Stock of the registrant were issued and outstanding.


                                      -1-
                              (Page 1 of 12 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX


                                                                Page No.
                                                                --------

Part I.  Financial Information

     Condensed Consolidated Statements of Income -
        Three Months and Nine Months Ended
        September 30, 1996 and 1995.........................       3


     Condensed Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995............       4


     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1996 and 1995.......       5


     Notes to Condensed Consolidated Financial Statements...       6


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      7 - 9


Part II.  Other Information.................................      10

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                 ------------------------  ------------------------
                                    1996         1995         1996         1995
                                 (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Net Sales .....................  $   180,656   $  159,491  $   484,511   $  445,972
                                 -----------   ----------  -----------   ----------
Costs and expenses:
   Cost of products sold ......       90,863       86,411      248,901      241,366
   Selling, administrative
     and general ..............       57,445       51,144      167,442      152,420
   Other expense, net .........          588          654        1,440        1,335
                                 -----------   ----------  -----------   ----------
      Total costs and expenses       148,896      138,209      417,783      395,121
                                 -----------   ----------  -----------   ----------
Income before taxes and
  minority interest ...........       31,760       21,282       66,728       50,851

Income tax provision ..........       13,449        8,840       28,494       21,054

Minority interest in net (loss)
  income of subsidiaries ......          (25)           7         (299)          67
                                 -----------   ----------  -----------   ----------
Net income ....................  $    18,336   $   12,435  $    38,533   $   29,730
                                 ===========   ==========  ===========   ==========

Weighted average number of
  common shares outstanding ...    9,220,127    9,517,970    9,354,093    9,557,535
                                 ===========   ==========  ===========   ==========

Earnings per share of common
  stock .......................  $      1.99   $     1.31  $      4.12   $     3.11
                                 ===========   ==========  ===========   ==========

Cash dividends declared per
  share of common stock .......  $       .40   $      .40  $      1.20   $     1.20
                                 ===========   ==========  ===========   ==========

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                          September    December
                                                           30, 1996    31, 1995
                                                         -----------  ----------
                                                         (Unaudited)      (a)
                                     ASSETS
Current assets:
   Cash and short-term investments .....................  $   4,623   $  11,356
                                                          ---------   ---------
   Accounts and notes receivable - net .................    148,276      98,148
                                                          ---------   ---------
   Inventories:
    Finished goods .....................................     43,250      42,082
    Raw materials and supplies .........................     21,107      26,482
                                                          ---------   ---------
                                                             64,357      68,564
   Other current assets ................................     29,861      29,216
                                                          ---------   ---------
    Total current assets ...............................    247,117     207,284

Property - net .........................................     79,516      78,361

Other non-current assets ...............................     42,265      44,510
                                                          ---------   ---------

        Total assets ...................................  $ 368,898   $ 330,155
                                                          =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of
    long-term obligations ..............................  $  41,696   $  30,813
   Accounts payable ....................................     27,165      27,398
   Accrued taxes based on income .......................      7,406
   Accrued expenses and other current liabilities ......     38,789      27,276
                                                          ---------   ---------
    Total current liabilities ..........................    115,056      85,487
                                                          ---------   ---------

Postretirement and postemployment benefits .............      5,400       5,109
                                                          ---------   ---------
Deferred income taxes ..................................      3,075       2,876
                                                          ---------   ---------
Long-term obligations ..................................      2,707       3,968
                                                          ---------   ---------
Minority shareholders' interest in net
   assets of subsidiary ................................      4,568       5,054
                                                          ---------   ---------

Shareholders' equity:
   Preferred stock, $10 par value - authorized
    500,000 shares; issued - none
   Common stock, $10 par value - authorized
    40,000,000 shares; issued 13,164,312 shares ........    131,643     131,643
   Additional paid-in capital ..........................     31,580      31,564
   Retained earnings ...................................    218,984     191,604
   Accumulated currency translation adjustment .........     (3,000)     (2,907)
   Cost of treasury stock; 4,063,630 shares at
    September 30, 1996, and 3,696,419 shares at
    December 31, 1995 ..................................   (125,462)   (105,837)
   Employees' stock ownership and stock purchase
    plan notes .........................................    (15,653)    (18,406)
                                                          ---------   ---------

    Shareholders' equity - net .........................    238,092     227,661
                                                          ---------   ---------

    Total Liabilities and shareholders' equity .........  $ 368,898   $ 330,155
                                                          =========   =========

(a) The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements of that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            1996        1995
                                                         (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income ...........................................   $ 38,533    $ 29,730
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ......................      9,254       8,550
    Minority interest in net (loss) income of
      subsidiaries .....................................       (299)         67
    Other ..............................................        256        (325)
    Change in assets and liabilities:
       Increase in accounts and notes receivable .......    (49,411)    (51,385)
       Decrease (increase) in inventories ..............      5,896      (3,946)
       Other ...........................................     15,939       1,359
                                                           --------    --------
          Net cash flows provided by operating
            activities .................................     20,168     (15,950)
                                                           --------    --------

Cash flows from investing activities:
  Payments for purchase of property, plant and
  equipment ............................................     (8,160)    (11,004)
  (Increase) decrease in short-term investments ........         (6)     12,449
  Other ................................................       (614)     (3,561)
                                                           --------    --------
          Net cash flows from investing
            activities .................................     (8,780)     (2,116)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from short-term debt ........................     10,261      35,788
  Payment of dividends .................................    (10,922)    (11,087)
  Purchase of treasury stock ...........................    (19,721)     (8,984)
  Sale of treasury stock ...............................                     47
  Other ................................................      2,239         307
                                                           --------    --------
         Net cash flows used in financing
           activities ..................................    (18,143)     16,071
                                                           --------    --------

Effect of exchange rate changes on cash ................         16          23
                                                           --------    --------
Net increase (decrease) in cash ........................     (6,739)     (1,972)
Cash at beginning of period ............................     11,232       3,435
                                                           --------    --------
Cash at end of period ..................................   $  4,493    $  1,463
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Interest paid ........................................   $  2,595    $  2,047
  Income taxes paid ....................................   $ 20,139    $ 21,245


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Certain information included in this report is forward looking and involves risks and uncertainties, including general economic and competitive conditions that could significantly impact expected results.

3. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of operations for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operating Results

      Net Sales of $180,656,000 in the third quarter of 1996 exceeded those of the comparable period in 1995 by $21,165,000 or 13.3%. For the nine months ended September 30, 1996, net sales amounted to $484,511,000, which surpassed the prior year by $38,539,000 or 8.6%.

      Trade sales coatings were up throughout most areas of the United States and Canada for the third quarter and for the nine months ended September 30, 1996. The sales strength that prevailed during the nine months of 1996 was reflected in unit gains of over 6%. Sales in New Zealand and Australia to date have not been significant.

      Production finishes coatings, however, continued to be sluggish in both the United States and Canada.

      Lowering raw material costs, especially in the second and third quarters, accompanied by the effect of earlier selling price adjustments, were the major factors in the decrease of costs of goods sold. As a percentage of sales, cost of goods sold declined by 3.9 percentage points in the third quarter to 50.3% as compared with 54.2% in 1995. For the nine months the decrease was 2.7 points to 51.4% as compared with 54.1% in 1995.

      Selling, administrative and general expenses were up 12.3% and 9.9% respectively for the third quarter and nine months. Product introduction and consumer rebate promotions, market development alternatives in the western region of the United States, market entry costs in Australia, and strategic planning initiatives comprised a significant portion of the increases. Higher sales volume and general inflationary factors represented the balance of the variances from the previous year.

      Interest on bank borrowings was the principal component of net other expense which was up $105,000 for the nine months.

      After provisions for federal and state income taxes and minority interest in net (loss) income of subsidiaries, net income for the third quarter was $18,336,000, which was $5,901,000 or 47.5% over the same period in 1995. A new record high amount of net income of $38,533,000 was attained for the nine

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

months in 1996 surpassing the previous year by $8,803,000 or 29.6% and the 1994 record by $1,660,000 or 4.5%.

      Earnings per share were $1.99 for the third quarter and $4.12 for the nine months, up $.68 and $1.01 respectively over 1995.

      In September the Company's majority owned subsidiary, Benjamin Moore Pacific Ltd., acquired a majority equity interest in White Knight Paints Pty. Limited in Sydney, Australia. It is anticipated that the acquisition will bolster the Company's efforts to broaden its sales base in Australasia.

      Although the sales growth of trade sales coatings is expected to ease somewhat in the fourth quarter, net income for the year is projected to sustain the increase for the nine months and be significantly above the financial results of 1995.

Financial Position and Liquidity

      Net income for the nine months of 1996 adjusted for the non-cash items of depreciation and amortization, coupled with increased payables and current liabilities, provided a positive cash flow from operating activities. In contrast, net income and other sources of cash flow from operating activities produced a negative result in 1995.

      The principal utilization of cash from operating activities in both years was to support Accounts and Notes Receivable at their traditionally highest level of the year, which is the summer months.

      There were no major construction projects in progress in 1996. In 1995, final disbursements were made for the completion of the Jacksonville and Dallas facilities and additions to plants in the Birmingham, Alabama area and Auckland, New Zealand.

      Short-term bank borrowings provided $10,261,000 in 1996 to supplement working capital which was considerably below the $35,780,000 provided in 1995.

      In addition to dividend payments, which represent a continuing utilization of cash flow from financing activities, the acquisition of treasury stock was up $10,737,000 over the previous year. The significant increase in 1996 was due principally to the purchase of a considerable amount of stock in order to provide cash for the payment of estate taxes of a deceased major shareholder. The acquisition of stock

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

does not represent a formal re-purchase program, but is transacted to realize liquidity for estate taxes and other specific purposes.

      The Company expects to continue to employ its credit facility in the United States to support its working capital requirements. The Canadian, New Zealand and Australian subsidiaries will support a portion of their capital needs and supplement operating funds with bank borrowings.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The following is an index of the exhibits included in this Form 10-Q:

           Exhibit 27                     Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Benjamin Moore & Co.
                                          -----------------------------------
                                                    (Registrant)


Date  November 8, 1996                              /s/ Yvan Dupuy
      ------------------                  -----------------------------------
                                                      Y. Dupuy
                                                    (President)


Date  November 8, 1996                              /s/ W.J. Fritz
      ------------------                  -----------------------------------
                                          William J. Fritz, Vice President -
                                               Finance and Treasurer
                                           (Principal Financial Officer)