Form 10-K
period 1996-12-31
MOORE BENJAMIN & CO
filed 1997-03-31
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the fiscal year ended:        Commission file number:
             December 31, 1996                      0-8894


                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)


          New Jersey                              13-5256230
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

                  ----------------------------------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 3, 1997, the aggregate market value of the registrant's common stock held by non-affiliates equalled $438,636,313.

As of March 3, 1997, 9,008,163 shares of common stock of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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

Marketing and Distribution

         It has always been the company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the company to do so (see, e.g., Note 4 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such trademarks as Benjamin Moore(R), Benjamin Moore Paints(R), Moore's(R) House Paint, Moorglo(R), Moorgard(R) Latex House Paint, Moorwood(R), Moorwhite(R) Primer, Moorlife(R), Impervo(R) Enamel, Moorcraft(R), Impervex(R), Regal(R) Wall Satin(R), Satin Impervo(R), AquaGlo(R), AquaPearl(R), AquaVelvet(R), Regal Aquagrip(R), Regal First Coat(R), Pristine(R), A Stroke of Brilliance(R) and Benwood(R). Although a large variety of ready-mixed colors is available in all of these products, a substantially wider selection can be obtained through the company's Moor-O-Matic(R)III Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the company. The company believes its Moor-O-Matic(R)III Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's(R) Video Color Planner and Moore's(R) Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the company directly to the ultimate user.

Sales

         The company considers itself to be engaged in a single line of business; i.e. the formulation, manufacture and sale of coatings. Reference is made to the information set forth under the caption, "SELECTED FINANCIAL DATA",
Part II, Item 6 hereof, with respect to net sales of each of the two classes of products which comprise the aforementioned line of business. During 1996, no one customer accounted for as much as 2% of the company's net sales.

Geographic Segment Information

         The company manufactures and sells coatings in the United States, Canada, New Zealand and Australia. Transfers between geographic areas are not significant and are eliminated in consolidation. Reference is made to the information set forth in Note 9 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic area.

Foreign Operations

         The company operates in Canada, New Zealand and Australia. The company's Canadian operations are carried on through Benjamin Moore & Co., Limited, which is an approximately 84% owned subsidiary of the company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian company. The company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the company, and Benjamin Moore Pacific Limited, which is a 51% owned subsidiary of the New Zealand company. The company's Australian operations are carried on through White Knight Paints Pty. Ltd., which is a 51% owned subsidiary of Benjamin Moore Pacific Limited. During 1996, revenues and profits from operations attributable to those companies (which are included in the company's consolidated financial statements) were approximately $83,360,000 and $4,395,000, respectively. Approximately 6.4% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the company, including employees of such subsidiary.

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

         As of December 31, 1996, 148 chemists and technicians were employed by the company in research and development and quality control activities. The company expended approximately $13,787,000 $15,506,000 and $15,521,000 for such activities in 1996, 1995 and 1994, respectively.

Competition

         The coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 800 coatings manufacturers in the United States, many of which are small companies which provide intense competition within regional and local markets, especially with respect to lower priced coatings and custom made specialty items which are required on a short-time delivery basis. Other manufacturers are large diversified corporations, the assets of which are substantially greater than those of the company, which compete on a nationwide basis. The competition which the company encounters in Canada, New Zealand and Australia is similar in nature to that which it encounters in the United States. The company estimates that it is one of the largest manufacturers of trade sales coatings in the United States and Canada. With respect to sales of production finishes coatings, the company's overall position in the industry is relatively small.

Seasonal Aspects

         Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1996, the percentages of the company's sales of trade sales coatings which were made in the first, second, third and fourth quarters of the year were 21.1%, 27.4%, 29.1% and 22.4%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.

Employees

         As of December 31, 1996, the company had approximately 2,000 employees, of whom approximately 27% were salaried personnel, approximately 13% were sales representatives, and approximately 60% were hourly employees. The company considers its relations with its employees to be excellent.

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

         The company is involved in twenty-nine unsettled sites. In all cases the company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $2,589,000 has been accrued as a reserve against such future costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

         Also, the company is involved in remedial activities at three of its owned facilities as follows:

         1. A water monitoring program continues at the company's plant in Cuyahoga Heights, Ohio. No remediation activities are being conducted now. Total costs to date are $172,000.

         2. Soil and shallow ground water contamination has been detected at the company's facility at Milford, MA. The affected soils have been excavated and an interim ground water pumping extraction and treatment system has been installed. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with traditional technologies. Expenditures to date have been approximately $712,000.

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

         There are ongoing engineering studies to identify and develop additional remediation techniques to address soil contamination and to clean up contaminated water more rapidly. Current operating and maintenance costs are approximately $100,000 per year.

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

         Accrued costs against future cleanup expenses for these three facilities are approximately $463,000.

         Federal and state laws require that potentially responsible parties fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1996 the company spent approximately $447,000 on remedial cleanups and related studies compared with approximately $325,000 spent for such purposes in 1995 and $541,000 for such purposes in 1994.

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

ITEM 2. PROPERTIES

         Set forth below is certain information with respect to the company's principal facilities:

                                                  Approximate
Location                 Principal Use            Square Feet       Owned/Leased
--------                 -------------            -----------       ------------
Newark, NJ               Plant                    267,600             Owned

Melrose Park, IL         Executive Offices-       145,200             Owned
                         Central Region;
                         Chicago Plant

Jacksonville, FL         Plant                    130,200             Owned

Pell City, AL            Executive Offices -      120,800             Owned
                         Southern Region;
                         Birmingham Plant

Toronto, ON              Executive Offices-       118,800             Owned
                         Subsidiary; Plant

Milford, MA              Boston Plant             110,500             Owned

Cuyahoga Heights, OH     Cleveland Plant          106,000             Owned

Colonial Heights, VA     Richmond Plant           92,800              Owned

Mesquite, TX             Dallas Plant             87,300              Owned

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

Johnstown, NY            Plant                    69,000              Owned

Montreal, PQ             Plant                    63,500              Owned

Commerce, CA             Executive Offices-       59,000              Owned
                         Western Region;
                         Los Angeles Plant

Montvale, NJ             Corporate Offices;       57,000              Owned
                         Executive Offices-
                         Eastern Region

Nutley, NJ               Plant                    50,000              Owned

Burlington, ON           Plant                    46,600              Owned

Seven Hills, NSW         Plant                    43,600              Leased (1)

Aldergrove, BC           Vancouver Plant          39,400              Owned

Santa Clara, CA          Plant                    39,400              Owned

----------
(1) Lease expires October, 1999, not including renewal options.

                                                  Approximate
Location                 Principal Use            Square Feet       Owned/Leased
--------                 -------------            -----------       ------------
Auckland, NZ             Executive Offices-       30,700              Owned
                         Subsidiary; Plant

Seven Hills, NSW         Executive Offices-       25,000              Leased (1)
                         Subsidiary; Warehouse


         The company owns 9.32 acres of land in Lebanon, New Jersey, which is used as a testing facility. The company also leases warehouse facilities in North Kansas City, Missouri; Bloomington, Minnesota; Newark, California; Auckland and Christchurch, New Zealand; Rocklea, QLD, Australia and in Concord, Edmonton, Saskatoon, Winnipeg, Dartmouth and Mount Pearl, Canada. Warehouse arrangements also exist in Portland, Oregon.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 1996.

----------
(1) Lease expires June, 2001, not including renewal option.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are elected each year by the directors of the company, and are as follows:

Name                      Office                                    Age
----                      ------                                    ---
Richard Roob              Chairman of the Board of Directors
                          and Chief Executive Officer               64

Yvan Dupuy                President and Chief Operating Officer     45

Benjamin M. Belcher, Jr   Executive Vice President                  62

Ward C. Belcher           Vice President-Operations                 50

Michael A. Bonner         Vice President-Technology                 47

Richard H. Delventhal     Controller                                60

Donald W. Everett         Vice President-Sales and Marketing        49

William J. Foote          Vice President-Finance                    46

James E. Henderson        Treasurer                                 45

John T. Rafferty          Secretary and General Counsel             64

Charles C. Vail           Vice President-Human Resources
                          and Administration                        53

----------
       All of the executive officers of the company have during a period in excess of the past five years, been actively engaged in the business and affairs of the company in various senior management capacities.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    There is no established public trading market for shares of the company's common stock. The company has in the past purchased shares of its common stock from shareholders in privately negotiated transactions. However, except with respect to shares distributed from its Employees' Stock Ownership Plan ("ESOP"), the company is under no obligation to purchase shares from its shareholders and there can be no assurance that such purchases will be continued. As of March 3, 1997, the company had approximately 1,735 shareholders.

    The following table sets forth the high and low price for shares in each quarter during 1996 and 1995 as determined by an independent appraisal firm engaged by the company to determine fair value per share for purposes of small block transactions and transactions involving the ESOP, including purchases by the company of shares distributed from the ESOP. The table also shows the dividends paid in each such quarter. The company believes that, except for small block transactions and transactions involving the ESOP or distributed ESOP shares, the fair value of the company's shares should reflect a discount from the appraised price after taking into account all the relevant circumstances.


                                          Price Range        Dividends Paid
                                    1996            1995        1996   1995
---------------------------------------------------------------------------
                               High    Low     High    Low
1st quarter                   $79.89  $63.86  $80.02  $74.16   $ .40  $ .40
2nd quarter                    68.68   65.32   78.25   73.01     .40    .40
3rd quarter                    71.44   66.48   78.80   74.09     .40    .40
4th quarter                    73.19   71.36   79.45   76.08     .40    .40
4th quarter-extra                                                .30    .20
                                                              -------------
  Total                                                        $1.90  $1.80
                                                              =============

    ITEM 6. SELECTED FINANCIAL DATA

    Selected Income Statement Data:

                                                  Year Ended December  31,
                                        1996      1995     1994      1993        1992
-------------------------------------------------------------------------------------
                                     (Dollars in thousands, except per share amounts)
Net Sales:
   Trade sales coatings              $573,195  $513,215  $499,713  $471,738  $448,111
   Production finishes coatings        51,995    50,996    47,351    40,213    35,822
                                     ------------------------------------------------
     Total                           $625,190  $564,211  $547,064  $511,951  $483,933
                                     ================================================
Net income                           $ 43,339  $ 30,456  $ 41,322  $ 36,511  $ 36,307
Earnings per share of common stock   $   4.67  $   3.19  $   4.29  $   3.75  $   3.66
Common stock cash dividends:
   Declared per share                $   1.92  $   1.80  $   1.81  $   1.68  $   1.67
   Paid per share                    $   1.90  $   1.80  $   1.78  $   1.68  $   1.65

    Selected Balance Sheet Data:
                                                       December 31,
                                         1996      1995      1994      1993      1992
-------------------------------------------------------------------------------------
                                     (Dollars in thousands, except per share amounts)

Current assets                       $211,601  $207,284  $192,185  $185,198  $181,118
Current liabilities                    82,080    85,487    65,479    51,996    48,537
                                     -------------------------------------------------
Working capital                      $129,521  $121,797  $126,706  $133,202  $132,581
                                     =================================================
Total assets                         $330,382  $330,155  $304,088  $276,040  $263,610
Long-term obligations                $  3,239  $  3,968  $  5,005  $  6,477  $  7,825
Shareholders' equity - net           $232,933  $227,661  $221,538  $209,760  $199,054
Book value per share of
  common stock (1) (2)               $  27.45  $  25.99  $  25.30  $  23.28  $  22.06

(1) See Note 13 to Notes to Consolidated Financial Statements.
(2) Book value per share is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)

    OPERATING RESULTS 1996 VS. 1995

    Net sales of $625,190 in 1996 represented an increase of $60,979 or 10.8% over the previous year, establishing a new record for the company.

    Trade sales coatings registered increases in all geographic segments of the company resulting in a unit sales gain of approximately 7%.

    Production finishes coatings sales, which recorded a modest increase of approximately $1,000 or 2%, continued to be sluggish in both the United States and Canada. Production finishes coatings sales represent less than 10% of the company's total sales.

    Cost of products sold in 1996 was $320,652 and represented an increase of $13,441 or 4.4% over 1995. The increase was attributable to greater sales volume. Cost of products sold as a percentage of sales decreased by 3.1% from 54.4% in 1995 to 51.3% in 1996. The positive effect of lower raw material costs together with the impact of earlier selling price adjustments were major factors in the decrease in cost of goods sold as a percentage of net sales.

    Selling, administrative and general expenses amounted to $228,274 which was an increase of $25,721 or 12.7% over 1995. Contributing to the increase were expenses related to product introduction and consumer rebate promotions, market development efforts in both the western region of the United States and in Australia, strategic planning initiatives and profit sharing and incentive compensation. Costs associated with higher sales volume and general inflationary factors accounted for the balance of the increase over the previous year.

    Net other expenses of $2,076 rose by $429 which primarily represented interest expense associated with increased short-term borrowings.

    Income before taxes and minority interest was $74,188, an improvement of $21,388 or 40.5% when compared with the previous year. The effective income tax rate in 1996 was 42.7%, the same as 1995.

    Net income of $43,339 in 1996 exceeded the previous year by $12,883 or 42.3% and is a new earnings record for the company, exceeding the previous high, set in 1994, by 4.9%. Earnings per share were $4.67 compared with $3.19 in 1995. Dividends declared during 1996 amounted to $1.92 per share as compared with $1.80 per share in 1995.

    The company's majority owned subsidiary, Benjamin Moore Pacific Limited, acquired a majority interest in White Knight Paints Pty. Ltd. in Australia, as of July 1, 1996. The New Zealand subsidiary's activities in Australia have been transferred to White Knight and it is anticipated that this acquisition will enhance the company's position in Australasia.

    OPERATING RESULTS 1995 vs. 1994

    Sales in the first quarter of 1995 showed considerable growth over the similar period in 1994, but slackened in the second quarter and remained sluggish for the remainder of the year. For the twelve months, net sales were $564,211, which was $17,147 or 3.1% higher than the previous year.

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

    Cost of products sold in 1995 was $307,211, which was $23,119 or 8.1% over the previous year. Sharply higher raw material costs accounted for the major portion of the increase.

    Selling, administrative and general expenses of $202,553 rose $10,300 or 5.4% over 1994. In addition to general inflation effects, other factors contributing to the increase were higher depreciation and associated expenses relating to the facilities expansion of the past two years, a modification in organizational structure, sales promotions, and market development activities.

    Other expenses showed an increase of $1,294 primarily due to higher interest expense from short-term borrowings.

    Income before taxes and minority interest was $52,800, a decrease of $17,566 from the prior year. The effective income tax rate in 1995 was 42.7% compared with 40.4% in 1994.

    Net income of $30,456 in 1995 declined from the previous year by $10,866. Earnings per share were $3.19 compared with $4.29 in 1994. Dividends declared during 1995 were $1.80, which was $.01 less than the prior year.

    Sales of Benjamin Moore Pacific Limited were expanded into Australia from the sales base in New Zealand in the latter half of the year. Although the southwest Pacific and southeast Asia are considered to be long-term growth areas for the company, the 1995 financial results of the subsidiary did not have an appreciable impact on the consolidated financial statements.

    FINANCIAL POSITION AND LIQUIDITY

    Net cash flows provided by operating activities were $52,971 in 1996, which was $32,993 and $7,986 greater than in 1995 and 1994, respectively. The most significant components of the improvement were the increase in net income of $12,883 over the previous year and the decrease in inventories and prepaid expenses totaling $6,063.

    Net cash flows used in investing activities were $10,900 in 1996 as compared with $7,331 in 1995 and $20,537 in 1994. During 1996 there were no cash flows attributable to net sales of short-term investments whereas there were net sales of $12,572 and $8,112 in 1995 and 1994, respectively. No major construction projects were under way in 1996 and therefore capital expenditures returned to more normal levels and were $2,450 and $11,323 less than the two previous years.

    The net cash flows used in financing activities primarily consisted of dividend disbursements and treasury stock acquisitions. During 1996 the company expended $23,411 for the purchase of treasury stock, an increase of $11,328 and $9,635 over the amounts expended in 1995 and 1994, respectively. The significant increase in 1996 was due to the purchase of stock from shareholders in order to provide liquidity for payment of estate taxes. The acquisition of stock by the company does not represent a formal repurchase program, but is transacted to provide funds for estate tax liabilities and other specific purposes. The company has generally financed its purchases of treasury stock from working capital as described above at Item 5, "Market Price of the Registrant's Common Stock and Related Security Holder Matters". During the three years ended December 31, 1996 the company purchased 434,580; 157,738 and 165,488 shares, respectively, of its common stock. During 1996 the company reduced its short-term debt by $3,013 as compared with increases of $22,456 and $3,316 in the two prior years.

    In 1996 the company used its short-term line of credit to supplement its working capital needs and for the capital needs of the New Zealand and Australian subsidiaries. The company will continue to do so in 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the auditors' report, are set forth on pages 16 through 33. The additional financial information set forth in
Part IV and included herein should be read in conjunction with the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

BENJAMIN MOORE & CO.:

We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes to Consolidated Financial Statements, the company changed its method of accounting for postemployment benefits in 1994.

Deloitte & Touche LLP

Parsippany, New Jersey
March 7, 1997

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 1996, 1995 and 1994 (Dollars in thousands, except per share amounts)

                                                  1996         1995        1994
--------------------------------------------------------------------------------
Net Sales (Notes 1 and 4)                     $625,190      $564,211   $547,064
                                              ---------------------------------
Costs and Expenses: (Notes 7 and 12)
   Cost of products sold                       320,652       307,211    284,092
   Selling, administrative and general         228,274       202,553    192,253
   Other expense, net (Note 15)                  2,076         1,647        353
                                              ---------------------------------

     Total costs and expenses                  551,002       511,411    476,698
                                              ---------------------------------
Income Before Taxes and Minority                74,188        52,800     70,366
   Interest
Income Tax Provision (Note 14)                  31,672        22,555     28,418
                                              ---------------------------------
Income Before Minority Interest                 42,516        30,245     41,948

Minority Interest in Net (Loss) Income
   of Consolidated Subsidiaries                   (823)         (211)       626
                                              ---------------------------------
Net Income                                     $43,339       $30,456    $41,322
                                              =================================
Weighted Average Number of
   Common Shares Outstanding                 9,285,532     9,539,802  9,639,085
                                              =================================
Earnings Per Share of Common Stock               $4.67         $3.19      $4.29
                                              =================================
Cash Dividends Declared Per Share
   of Common Stock (Note 13)                      1.92         $1.80   $   1.81
                                              =================================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries
Consolidated Balance Sheets
December 31, 1996 and 1995
(Dollars in thousands, except per share amounts)


Assets
                                                                   1996         1995
-------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                     $11,365     $11,356
   Accounts and notes receivable - net (Note 2)                  104,902      98,148
   Inventories (Note 3)                                           68,952      68,564
   Prepaid expenses                                               15,672      18,712
   Deferred income taxes (Note 14)                                10,710      10,504
                                                                --------------------
      Total Current Assets                                       211,601     207,284
Investments in Temporary Co-Ownerships (Note 4)                   15,019      17,854
Property, Plant and Equipment - Net (Note 5)                      80,169      78,361
Other Assets (Notes 2 and 7)                                      23,593      26,656
                                                                --------------------
               Total                                            $330,382    $330,155
                                                                ====================

Liabilities and Shareholders' Equity
Current Liabilities:
   Short-term debt and current portion of long-term
      obligations (Notes 6 and 11)                               $29,545     $30,813
   Accounts payable - trade                                       23,910      27,398
   Other liabilities and accrued expenses (Notes 7 and 8)         24,807      23,485
   Dividends payable                                               3,818       3,791
                                                                --------------------
      Total Current Liabilities                                   82,080      85,487
                                                                --------------------
Postretirement and Postemployment Benefits (Note 7)                5,452       5,109
                                                                --------------------
Deferred Income Taxes (Note 14)                                    2,873       2,876
                                                                --------------------
Long-Term Obligations (Note 11)                                    3,239       3,968
                                                                --------------------
Minority Interest in Net Assets of Consolidated Subsidiaries       3,805       5,054
                                                                --------------------
Commitments (Note 11)
Shareholders' Equity: (Notes 7 and 13)
   Preferred stock, $10 par value-authorized, 500,000 shares; issued - none
   Common stock, $10 par value- authorized, 40,000,000 shares;
     issued 13,164,312 at December 31, 1996 and 1995             131,643     131,643
   Additional paid-in capital                                     31,580      31,564
   Retained earnings                                             217,244     191,604
   Accumulated currency translation adjustment                    (3,270)     (2,907)
   Cost of treasury stock; 4,130,727 shares and
      3,696,419 shares at December 31, 1996 and 1995            (129,247)   (105,837)
   Employees' stock ownership and stock purchase plan notes      (15,017)    (18,406)
                                                                --------------------
      Shareholders' Equity - Net                                 232,933     227,661
                                                                --------------------
               Total                                            $330,382    $330,155
                                                                ====================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1996, 1995 and 1994
(Dollars in thousands, except per share amounts)

                                                                         Accumulated            Employees' Stock
                                                   Additional             Currency               Ownership and
                                         Common     Paid-in   Retained   Translation  Treasury  Stock Purchase
                                         Stock      Capital   Earnings   Adjustment    Stock     Plan Notes
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993             $ 131,643   $ 21,960   $ 154,433   $(2,450)  $ (80,477)    $(15,348)
   Net income for the year                                       41,322
   Cash dividends declared
      on common stock -
      $1.81 per share                                           (17,459)
   Sale and distribution of
      treasury stock - 119,602 shares                 9,323                               481       (9,262)
   Treasury stock purchases
      and capital contribution-
      165,488 shares                                     12                           (13,776)
   Interest charged on ESPP notes                                                                      (17)
   Dividends credited to ESPP notes                                                                    592
   Note payments                                                                                     2,130
   Foreign currency
      translation adjustment                                               (1,568)
                                       --------------------------------------------------------------------
Balance, December 31, 1994               131,643     31,295     178,296    (4,018)    (93,772)     (21,905)

   Net income for the year                                       30,456
   Cash dividends declared
      on common stock -
      $1.80 per share                                           (17,148)
   Sale and distribution of
      treasury stock - 3,399 shares                     232                                18
   Treasury stock purchases
      and capital contribution -
      157,738 shares                                     37                           (12,083)
   Interest charged on ESPP notes                                                                       (9)
   Dividends credited to ESPP notes                                                                    616
   Note payments                                                                                     2,892
   Foreign currency
      translation adjustment                                                1,111
                                       --------------------------------------------------------------------
Balance, December 31, 1995               131,643     31,564     191,604    (2,907)   (105,837)     (18,406)
  Net income for the year                                        43,339
   Cash dividends declared
      on common stock -
      $1.92 per share                                           (17,699)
   Distribution of
      treasury stock - 272 shares                        16                                 1
   Treasury stock purchases -
      434,580 shares                                                                  (23,411)
   Interest charged on ESPP notes                                                                       (5)
   Dividends credited to ESPP notes                                                                    597
   Note payments                                                                                     2,797
   Foreign currency
      translation adjustment                                                 (363)
                                       --------------------------------------------------------------------
Balance, December 31, 1996             $ 131,643   $ 31,580   $ 217,244   $(3,270)  $(129,247)    $(15,017)
                                       ====================================================================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994 (Dollars in thousands, except per share amounts)

                                                                         1996       1995        1994
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                         $43,339    $30,456    $41,322
   Adjustments To Reconcile Net Income To Net Cash Flows
      Provided By Operating Activities:
         Depreciation and amortization                                 12,008     10,568      9,151
         Decrease in deferred income taxes                               (209)      (377)    (1,603)
         Minority interest in net (loss) income
            of consolidated subsidiaries                                 (823)      (211)       626
         Loss on disposal of fixed assets                                  75         39        191
         Interest charged on employees' stock purchase plan notes .        (5)        (9)       (17)
         Long-term portion of postretirement
            and postemployment benefits                                   343      1,344      3,765
         Other                                                           (317)       101       (437)
      Changes In Assets And Liabilities:
         Increase in accounts and notes receivable                     (4,946)   (10,079)    (7,098)
         Decrease (increase) in inventories                             2,633     (6,757)    (9,832)
         Decrease (increase) in prepaid expenses                        3,430     (1,654)     1,836
         Decrease (increase) in notes receivable due after one year     1,818       (323)      (598)
         Decrease (increase) in other assets                            1,808       (623)    (1,089)
         (Decrease) increase in other current liabilities              (6,183)    (2,497)     8,768
                                                                      -----------------------------
            Net Cash Flows Provided By Operating Activities            52,971     19,978     44,985
                                                                      -----------------------------
Cash Flows From Investing Activities:
   Proceeds from sale of fixed assets                                      19         49          6
   Payments for purchase of property, plant and equipment             (10,661)   (13,111)   (21,984)
   Payment for purchase of majority interest in subsidiaries             (751)               (1,695)
   Payments for purchase of intangibles                                           (2,104)      (929)
   Net proceeds from sale of short-term investments                               12,572      8,112
   Investments in temporary co-ownerships                              (1,617)    (5,541)    (5,668)
   Proceeds from sales of temporary co-ownership interests              2,110        804      1,621
                                                                      -----------------------------
            Net Cash Flows Used In Investing Activities               (10,900)    (7,331)   (20,537)
                                                                      -----------------------------

Cash Flows From Financing Activities:
   Payment of dividends                                               (17,076)   (16,592)   (16,598)
   Payment of dividends to minority shareholders                         (252)      (220)      (228)
   (Repayments) proceeds of short-term debt                            (3,013)    22,456      3,316
   Proceeds from sale of treasury stock                                              219        542
   Payments for purchase of treasury stock                            (23,411)   (12,083)   (13,776)
   Repayments of long-term obligations                                 (1,100)    (1,400)    (1,425)
   Payments received on employees' stock ownership and
      stock purchase plan notes                                         2,797      2,892      2,130
                                                                      -----------------------------
            Net Cash Flows Used In Financing Activities               (42,055)    (4,728)   (26,039)
                                                                      -----------------------------
Effect Of Exchange Rate Changes On Cash                                    (7)         2         15
                                                                      -----------------------------
Net Increase (Decrease) In Cash                                             9      7,921     (1,576)
Cash At Beginning Of Year                                              11,356      3,435      5,011
                                                                      -----------------------------
Cash At End Of Year                                                   $11,365    $11,356    $ 3,435
                                                                      =============================
Supplemental Cash Flow Information:
   Interest paid                                                      $ 3,674    $ 2,959    $ 1,240
   Income taxes paid                                                  $29,663    $27,096    $29,495

Supplemental Schedule of Noncash Investing
   and Financing Activities:
     Additions to obligations under capital leases                               $   224
     Issuance of employees' stock purchase plan notes                                      $  9,262

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies
   Basis of Presentation

     The financial statements include all majority-owned subsidiaries except for Temporary Co-Ownerships as explained in Note 4 below. All balances and transactions between subsidiaries are eliminated in consolidation.

     As of July 1, 1996, Benjamin Moore Pacific Limited, a 51% controlled subsidiary of the company, acquired 51% of the stock of White Knight Paints Pty. Ltd. in Seven Hills, NSW, Australia for a purchase price of $753.

     In April 1994, the company acquired 51% of the stock of Southern Cross Paints Limited in Auckland, New Zealand for a purchase price of $2,359. The company's subsidiary, Benjamin Moore & Co. (NZ) Limited, is a holding company of this majority interest. In connection with the acquisition, Southern Cross Paints Limited changed its name to Benjamin Moore Pacific Limited.

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

     Revenue Recognition

     Revenues are recorded when products are shipped.

     Foreign Currency Translation

     All balance sheet accounts of foreign subsidiaries are translated to United States dollars at current exchange rates. The income statements are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of commercial paper of $8,000 in 1996 and a mutual fund of short duration portfolio of $124 in 1995, carried at the lower of cost or market value. The carrying amount of these investments approximates fair value.

     Inventory

     Inventories are valued at lower of cost, determined by the use of the last-in, first-out (LIFO) method, or market.

     Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. The major classes of property along with the depreciation and amortization methods and their estimated useful lives are set forth below:

                                                                    Estimated
Asset                     Depreciation and Amortization Methods    Useful Life
--------------------------------------------------------------------------------
Buildings                 Sum of the years digits,
                            declining balance, straight-line        25-45 yrs.
Machinery and equipment   Sum of the years digits,
                            declining balance, straight-line         8-11 yrs.
Furniture and fixtures    Sum of the years digits,
                            declining balance, straight-line         6-10 yrs.
Automobiles and trucks    Sum of the years digits,
                            declining balance, straight-line          3-6 yrs.
Leasehold improvements    Straight-line                              3-20 yrs.

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

     Intangible Assets

     Intangible assets amounting to $9,724 and $10,228 at December 31, 1996 and 1995, respectively, are valued at cost and are being amortized over their estimated useful lives which range from two to fifteen years. During 1996, 1995 and 1994 amortization of such intangibles amounted to $923, $1,124 and $1,059, respectively.

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

     Advertising Expenses

     The cost of advertising is expensed as incurred. Advertising expenses amounted to $37,659, $34,475 and $30,368 in 1996, 1995 and 1994, respectively.

     Research and Development Costs

     Research and development and quality control expenditures amounted to $13,787, $15,506 and $15,521 in 1996, 1995 and 1994, respectively. Quality control expenditures aggregated $3,928, $5,636 and $5,435, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

     Accounting Change

     Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" and as a result recorded a one-time expense of approximately $1,275.

     Reclassifications

     Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the method of presentation used in 1996.

2. Accounts and Notes Receivable
                                                                December 31,
                                                                ------------
                                                             1996           1995
--------------------------------------------------------------------------------
Trade                                                    $119,268       $110,363
Other                                                         946            774
                                                         -----------------------
    Total                                                 120,214        111,137
Less allowance for doubtful accounts                       15,312         12,989
                                                         -----------------------
    Net                                                  $104,902       $ 98,148
                                                         =======================

    Notes receivable due after one year amounted to $11,716 and $13,534 at December 31, 1996 and 1995, respectively, and are included in Other Assets in the accompanying balance sheets. The carrying amount of notes receivable approximates fair value.

3. Inventory

                                                                December 31,
                                                                ------------
                                                             1996           1995
--------------------------------------------------------------------------------
Finished goods                                            $40,988        $42,082
Raw materials                                              27,964         26,482
                                                          ----------------------
    Total                                                 $68,952        $68,564
                                                          ======================

    If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used, inventory would have been $16,012 and $16,009 higher than reported at December 31, 1996 and 1995, respectively.

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

5. Property, Plant and Equipment

                                                                  December 31,
                                                                  ------------
                                                                1996        1995
--------------------------------------------------------------------------------
Land                                                        $  8,447    $  7,814
Buildings                                                     65,803      62,703
Machinery, equipment and leasehold improvements              106,025      96,000
                                                            --------------------
    Total                                                    180,275     166,517
Less accumulated depreciation and amortization               100,106      88,156
                                                            --------------------
    Property, plant and equipment-net                       $ 80,169    $ 78,361
                                                            ====================

   Capital leases included in the above are as follows:

    Classes of Property
                                                                  December 31,
                                                                  ------------
                                                                 1996      1995
--------------------------------------------------------------------------------
Machinery, equipment and leasehold improvements                  $855      $383
                                                                 --------------
    Total                                                         855       383
                                                                 --------------
Less accumulated amortization                                     329       149
                                                                 --------------
    Net                                                          $526      $234
                                                                 ===============

6. Short-Term Borrowings

    Information regarding the company's arrangements with banks in the United States, Canada, New Zealand and Australia for short-term lines of credit follows:

                                                                 December 31,
                                                                 ------------
                                                               1996        1995
--------------------------------------------------------------------------------
Outstanding borrowings at end of year                       $28,165     $29,632
Average interest rate on outstanding
   borrowings at end of year                                    6.2%        7.6%
Unused portion of lines of credit at end of year            $73,199     $30,006

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

     The funded status and amounts recognized in the company's balance sheets at December 31, 1996 and 1995, as determined by independent actuaries, are presented below:

                                                      December 31, 1996     December 31, 1995
------------------------------------------------------------------------------------------------
                                                United States Canadian  United States  Canadian
                                                    Plans        Plans       Plans       Plans
Actuarial present value of:
   Vested benefit obligation                      $ 106,686   $ 11,930   $ 108,519      $ 10,940
                                                  ==============================================
   Accumulated benefit obligation                 $ 109,892   $ 11,930   $ 111,011      $ 10,940
                                                  ==============================================
Projected benefit obligation for
   service rendered to date                       $ 131,200   $ 13,778   $ 133,124      $ 13,210

Plan assets at fair value (plan assets
   are invested primarily in insurance
   contracts, equities and bonds)                   142,818     17,238     127,899        16,842
                                                  ----------------------------------------------
Projected benefit obligation (in excess
   of) less than plan assets                         11,618      3,460      (5,225)        3,632

Unrecognized net (gain) loss from past
   experience different from that assumed           (14,336)        66       1,089         1,312

Prior service cost not yet recognized
   in net periodic pension cost                       3,384        372       2,795

Unrecognized transition asset, net
   of amortization                                   (1,960)    (1,885)     (2,306)       (2,233)
                                                  ----------------------------------------------
Accrued pension (cost) credit recognized
   in (other liabilities) other assets on the
   balance sheet before adjustment                   (1,294)     2,013      (3,647)        2,711

Adjustment to reflect additional
   minimum liability                                 (1,014)                  (839)
                                                  ----------------------------------------------
Accrued pension (cost) credit recognized
   in (other liabilities) other assets on the
   balance sheet after adjustment                 $  (2,308)  $  2,013   $  (4,486)     $ 2,711
                                                  ==============================================

     Net pension costs include the following components:

                                                      1996       1995      1994
-------------------------------------------------------------------------------
Service cost-benefits earned during the period    $  4,221   $  3,315   $ 3,949

Interest cost on projected benefit obligation       10,431     10,340     9,315

Actual return on plan assets                       (19,655)   (26,198)   (1,683)

Net amortization and deferral                        6,726     15,049    (9,342)
                                                  -----------------------------
   Net periodic pension cost                      $  1,723   $  2,506   $ 2,239
                                                  =============================

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the United States Plans were 7.5% and 4%, respectively in 1996, 7% and 4%, respectively in 1995 and 8.5% and 5%, respectively in 1994. The expected long-term rate of return on assets, net of expenses, was 9% in 1996, 1995 and 1994.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Canadian Plans were 8% and 3.5%, respectively for the registered plan and 5% and 3.5%, respectively for the supplemental plan in 1996, 1995 and 1994. The expected long-term rate of return on assets, net of expenses was 8% in 1996, 1995 and 1994.

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

     As of December 31, 1996, the company has not established any specific funding policy.

     The following table sets forth the plans' status reconciled with the amount shown in the company's statement of financial position at December 31, 1996 and 1995.

                                                       December 31, 1996       December 31, 1995
--------------------------------------------------------------------------------------------------
                                                   Medical         Life       Medical      Life
                                                  Benefits       Insurance   Benefits    Insurance
Accumulated postretirement
 benefit obligation:
     Retirees                                    $(13,081)      $(1,167)     $(13,849)    $(1,169)
     Fully eligible active plan participants       (3,966)         (219)       (3,654)       (197)
     Other active plan participants                (6,820)         (322)       (7,040)       (380)
                                               ---------------------------------------------------
Accumulated postretirement benefit
   obligation in excess of plan assets            (23,867)       (1,708)      (24,543)     (1,746)

Unrecognized net loss or (gain) from past
   experience different from that assumed
   and from changes in assumptions                    164           (91)        1,499           75

Unrecognized transition obligation                 16,643         1,062        17,683        1,129
                                               ---------------------------------------------------

Accrued postretirement benefit cost
   recognized in other liabilities on
   the balance sheet                           $   (7,060)     $   (737)    $  (5,361)    $  (542)
                                               ===================================================

   Net periodic postretirement benefit cost included the following components:

                                                                    1996    1995
--------------------------------------------------------------------------------
Service cost-benefits attributed to service during the period     $  530  $  393

Interest cost on accumulated postretirement benefit obligation     1,788   1,848

Net amortization and deferral                                      1,107   1,107
                                                                  --------------
Net periodic postretirement benefit cost                          $3,425  $3,348
                                                                  ==============

    For measurement purposes, the 1997 annual rate of increase in the per capita cost of covered health care benefits was assumed to be 11.9% for participants under age 65 and 9.9% for participants over age 65; the rates were assumed to decrease gradually to 6% for 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $790 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $72.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% in 1996 and 1995, respectively.

     During 1996, the company's Canadian subsidiary continued to provide certain health care and life insurance benefits for retired employees as were previously provided to substantially all employees of the company. Substantially all of the employees of the company's Canadian subsidiary became eligible for those benefits upon retirement at the normal retirement age. The benefits are provided through insurance companies whose premiums are based upon the benefits paid during the year.

     The company recognized the cost of providing those benefits by expensing the annual insurance premiums, which amounted to approximately $80, $81 and $65 in 1996, 1995 and 1994, respectively.

     Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This new statement requires an accrual of benefits provided to former or inactive employees after employment but before retirement. Effective January 1, 1994, the company adopted SFAS No. 112 and as a result recorded an expense of approximately $1,275. The liability at December 31, 1996 is approximately $1,580.

     Employees' Stock Ownership Plan

     The company also maintains a qualified Employees' Stock Ownership Plan
(ESOP), covering substantially all of its United States employees. The Board of Directors of the company is authorized to make contributions from time to time to the plan trust fund.

     In 1989, the company and its ESOP entered into a leveraged transaction whereby the company borrowed $10,000 from a bank and loaned such funds to the ESOP. The ESOP used the loan proceeds to purchase, as restated to reflect the 1990 stock dividend, 239,792.236 shares of the company's common stock; 87,590 shares from estates and 152,202.236 shares from the company's treasury stock account. The bank loan bears interest at 7.85% and is payable in ten graduated annual installments through June 30, 1999. Based upon the borrowing rates currently available to the company for bank loans with similar terms and average maturities, the carrying value of the bank loan approximates its current fair value. The common stock purchased by the ESOP is held by the ESOP trustees as collateral for the loan from the company to the ESOP in a restricted account. Each year the company will make contributions to the plan, which the plan's trustees will use to repay the loan from the company in an amount sufficient for the company to make interest and principal payments on the loan. The collateralized shares of common stock will be released from restriction and allocated to participating employees annually, as of December 31, based upon the percentage of debt service paid during the year then ended to the projected total amount of debt service to be paid under the loan agreement.

     Contributions to the ESOP amounted to $1,272, $1,227 and $1,185 in 1996, 1995 and 1994, respectively. The fair value of the shares held by the ESOP amounted to $34,981 and $38,444 at December 31, 1996 and 1995, respectively.

     The company's Canadian subsidiary maintains a similar plan which covers substantially all of the Canadian company's employees. The Canadian subsidiary contributed approximately $183, $153 and $154 to the Canadian plan trust fund in 1996, 1995 and 1994, respectively.

     Stock Option Plan

     During 1993 the company adopted a Stock Option Plan. The Plan provides for the granting of non-statutory stock options to officers and other employees of the company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, may be granted. The options become fully vested over a period of up to four years or upon retirement or death. During 1993 the company granted options to purchase 233,785 shares at an option price of $73.26 per share, which was the fair value at the date of grant as determined by independent appraisal. During 1996 no options were exercised and in 1995 options to purchase 2,988 shares were exercised. At December 31, 1996 options to purchase 130,355 shares were exercisable.

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

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose pro forma net income in a note to the financial statements and, if presented, earnings per share as if the company had applied the new method of accounting.

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

8. Other Liabilities and Accrued Expenses

                                                                  December 31,
                                                                  ------------
                                                                1996        1995
--------------------------------------------------------------------------------
Income taxes payable                                         $   959
Salaries, wages and commissions                                7,094     $ 2,777
Health care, life insurance and pension costs                  4,001       4,878
Customer discounts and allowances                              2,802       4,559
Environmental remediation costs                                2,590       2,537
Other                                                          7,361       8,734
                                                             -------------------
     Total                                                   $24,807     $23,485
                                                             ===================

9. Geographic Segment Information

     The company manufactures and sells coatings for use by the general public and industrial and commercial users in the United States, Canada, New Zealand and Australia. Transfers between geographic areas are not significant and are eliminated in consolidation. Assets and operating results by geographic area are as follows:

Net Sales:
                                                      New Zealand
                        United States     Canada     and Australia  Consolidated
                        -------------     ------     -------------  ------------
1996                      $541,830       $71,821       $ 11,539        $625,190

1995                      $496,539       $62,560       $  5,112        $564,211

1994                      $484,520       $58,853       $  3,691        $547,064

Income (Loss) Before Taxes
  and Minority Interest:

1996                      $ 69,793       $ 7,608       $ (3,213)       $ 74,188

1995                      $ 49,488       $ 4,978       $ (1,666)       $ 52,800

1994                      $ 64,408       $ 6,247       $   (289)       $ 70,366

Identifiable Assets:

1996                      $271,675       $43,605       $ 15,102        $330,382

1995                      $279,655       $41,015       $  9,485        $330,155

1994                      $261,662       $36,827       $  5,599        $304,088

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

     The company has accrued approximately $2,590 for estimated potential cleanup costs based upon its monitoring of ongoing activities and its past experience with these matters.

11. Long-Term Obligations

                                                                 December 31,
                                                                 ------------
                                                              1996          1995
--------------------------------------------------------------------------------
Loan payable (See Note 7)                                   $3,900        $5,000
Note payable to minority shareholder                           403
Capital leases (See Note 12)                                   316           149
                                                            --------------------
     Total                                                   4,619         5,149
Less payments due within one year                            1,380         1,181
                                                            --------------------
     Long-term obligations                                  $3,239        $3,968
                                                            ====================

     Principal payments of $1,387 and $1,449 are due in 1998 and 1999, respectively. The company has a note payable to a minority shareholder of White Knight Paints Pty. Ltd., a majority owned subsidiary of the company. The balance outstanding on this note at December 31, 1996 was $403. The note, which is payable upon the retirement of the shareholder, is included in long-term debt in the accompanying 1996 consolidated balance sheet.

     At December 31, 1996 and 1995, the company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $5,234 and $2,250, respectively, relating to financing arrangements between a bank and such third parties, to whom the company sells merchandise. It is not practical to estimate the fair value of the guarantee; however, the company does not anticipate that it will incur losses as a result of this guarantee.

12. Leases
     The company leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under capital and operating leases expiring at various dates.

     Minimum future obligations under leases as of December 31, 1996 are as follows:

                                                        Capital  Operating
Year ending December 31,                                Leases    Leases   Total
--------------------------------------------------------------------------------
1997                                                    $202   $ 6,670   $ 6,872
1998                                                      96     4,656     4,752
1999                                                      51     3,603     3,654
2000                                                             1,917     1,917
2001                                                               997       997
2002-2006                                                          441       441
                                                        ------------------------
   Total minimum lease payments                          349   $18,284   $18,633
                                                               =================
Less amount representing interest
   (at rates ranging from 8.48% to 12%)                   33
                                                        ----
   Present value of net minimum lease payments          $316
                                                        ====
     Rental expense on operating leases (including amounts based on equipment usage) was approximately $8,291, $8,505 and $8,147 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     Notes receivable outstanding with respect to the above referenced Plan, as well as the Stock Option Plan and the ESOP note receivable, as of December 31, 1996 and 1995 are reflected in the balance sheets as reductions in shareholders' equity. The notes received by the company relative to the 1991 and 1994 ESPP offerings are non-interest bearing. Notes received by the company relative to the Stock Option Plan bear interest at the then current rates of interest.

     Treasury stock is reflected at acquisition value, determined by the use of the first-in, first-out (FIFO) method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

     A reconciliation of the number of common shares outstanding is as follows:

                                            Shares of Common Stock
                                    Issued         Treasury         Outstanding
--------------------------------------------------------------------------------
Balance, December 31, 1993          13,164,312       3,496,194        9,668,118

Sale and distribution of                              (119,602)          119,602
   treasury stock

Treasury stock purchases                               165,488         (165,488)
                                     -------------------------------------------
Balance, December 31, 1994          13,164,312       3,542,080        9,622,232

Sale and distribution of                                (3,399)           3,399
   treasury stock

Treasury stock purchases                               157,738         (157,738)
                                     -------------------------------------------
Balance, December 31, 1995          13,164,312       3,696,419        9,467,893

Distribution of treasury stock                            (272)             272

Treasury stock purchases                               434,580         (434,580)
                                     ------------------------------------------
Balance, December 31, 1996          13,164,312       4,130,727        9,033,585
                                     ===========================================

14. Income Taxes

     The composition of the income tax provision is as follows:

                                       1996              1995             1994
-------------------------------------------------------------------------------
State and local income taxes       $  5,148         $   4,627          $ 5,016
Foreign income taxes                  3,418             2,056            2,428
Federal income taxes:
     Current                         23,054            15,851           22,712
     Deferred                            52                21           (1,738)
                                    --------------------------------------------
        Total                       $31,672            $22,555          $28,418
                                    ===========================================

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

     A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                                     1996       1995       1994
--------------------------------------------------------------------------------
Statutory tax rate                                   35.0%      35.0%      35.0%
Effect of:
     State and local income taxes                     4.5        5.7        4.6
     Foreign income taxes                             2.5        1.7         .5
     Other - net                                       .7         .3         .3
                                                    ---------------------------
Effective tax rate                                   42.7%      42.7%      40.4%
                                                    ===========================

     The company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $30,293, $27,909 and $26,310 at December 31, 1996, 1995 and 1994, respectively, because the company intends to reinvest such earnings indefinitely.

15. Other Expense (Income), Net

     The components of other expense and (income), net are as follows:

                                                   1996        1995        1994
--------------------------------------------------------------------------------
Other income                                    $(1,698)    $(1,502)    $(1,578)
Interest expense                                  3,626       3,110       1,258
Loss on the disposal of fixed assets                 75          39         191
Other expense                                        73                     482
                                                -------------------------------
     Net                                         $2,076      $1,647      $  353
                                                ===============================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 4, 5 and 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" at pages 16 and 17 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at page 9 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION" and "SEVERANCE ARRANGEMENTS" at pages 8, 9, 10, 11 and 15 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners

         Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

         (b) Security Ownership of Management

         Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 6, 7 and 8 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

         (c) Changes in Control

         To the knowledge of the company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at pages 11 and 12 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

         (a) (1) List of Financial Statements Included Under Item 8 of this Report

                  Independent Auditors' Report                              16

                  Consolidated Statements of Income for the Years Ended
                      December 31, 1996, 1995 and 1994                      17

                  Consolidated Balance Sheets, December 31, 1996
                      and 1995                                              18

                  Consolidated Statements of Shareholders' Equity for
                      the Years Ended December 31, 1996,1995 and 1994       19

                  Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1996, 1995 and 1994                20

                  Notes to Consolidated Financial Statements for the
                      Years Ended December 31, 1996, 1995 and 199        21 - 33

              (2) Financial Statement Supplemental Schedule

                  II     Consolidated Valuation and Qualifying Accounts
                         For the Years Ended December 31,
                         1996, 1995 and 1994                                41

         All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

         The individual financial statements of the company have been omitted because the company is primarily an operating company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the company at December 31, 1996 and 1995.

(b) Reports on Form 8-K

         No reports on Form 8-K have been filed by the company during the last quarter of the fiscal year ended December 31, 1996.

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

                  Reference is made to the information set forth under the caption "Supplemental Executive Retirement Plan" and "Severance Arrangements" at pages 10, 11 and 15 of the company's Proxy Statement dated March 21, 1997, for use in connection with its 1997 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

         (21)     Subsidiaries of the company                            Page 43

         (23)     Consent of Experts and Counsel                         Page 44

         (27)     Financial Data Schedule                                Page 45

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 27th day of March, 1997.


                                              BENJAMIN MOORE & CO.


                                              By   /s/  Yvan Dupuy
                                                   ----------------------------
                                                      Yvan Dupuy
                                                   President and Chief
                                                    Operating Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Yvan Dupuy and Richard Roob, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                            -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                        Date
         ---------                     -----                        ----

                                       Chairman of the Board of
                                       Directors and Chief
                                       Executive Officer;
                                       (Principal Executive
       /s/Richard Roob                 Officer); Director        March 27, 1997
      ----------------
        Richard Roob
                                       President and Chief
                                       Operating Officer;
       /s/ Yvan Dupuy                  Director                  March 27, 1997
      ---------------
         Yvan Dupuy
                                       Vice President - Finance
                                       (Principal Financial
                                       Officer and Principal
         /s/  W.J. Foote               Accounting Officer)       March 27, 1997
        ----------------
       William J. Foote


 /s/  Benjamin M. Belcher, Jr.         Director                  March 27, 1997
------------------------------
   Benjamin M. Belcher, Jr.

       /s/ W.C. Belcher                Director                  March 27, 1997
      -----------------
       Ward C. Belcher

 /s/ Charles H. Bergmann, Jr.          Director                  March 27, 1997
-----------------------------
    Charles H. Bergmann, Jr.

       /s/ Frank W. Burr               Director                  March 27, 1997
       -----------------
          Frank W. Burr

           /s/ W.J. Fritz              Director                  March 27, 1997
          ---------------
         William J. Fritz

        /s/ R.J. Hodgson               Director                  March 27, 1997
       -----------------
      Robert J. Hodgson

       _________________               Director                  March 27, 1997
       Ralph W. Lettieri

         Signature                     Title                     Date
         ---------                     -----                     ----

    /s/  G.W. Moore                    Director                  March 27, 1997
   -----------------
   Gerald W. Moore

/s/  John C. Moore, Jr.                Director                  March 27, 1997
-----------------------
    John C. Moore, Jr.

/s/  Michael C. Quaid                  Director                  March 27, 1997
---------------------
  Michael C. Quaid

      /s/  J. Sobie                    Director                  March 27, 1997
     --------------
      Joseph Sobie

  /s/  Charles C. Vail                 Director                  March 27, 1997
  --------------------
     Charles C. Vail

  /s/  Ward B. Wack                    Director                  March 27, 1997
 ------------------
      Ward B. Wack

 /s/  Sara B. Wardell                  Director                  March 27, 1997
 --------------------
     Sara B. Wardell

  /s/  M.C. Workman                    Director                  March 27, 1997
 ------------------
 Maurice C. Workman

                                   SCHEDULE II

                      BENJAMIN MOORE & CO. and Subsidiaries
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------
    Column  A       Column  B           Column  C        Column  D   Column  E
--------------------------------------------------------------------------------
                                       Additions
                    Balance At    Charged To    Charged
                     Beginning     Costs And    To Other             Balance At
    Description      Of Year       Expenses    Accounts  Deductions  End of Year
  Allowance For
Doubtful Accounts:

      1996            $12,989        $10,290  $     --    $7,967 (1)  $15,312
                      =======        =======  =========   ==========  =======

      1995            $10,577        $ 7,385  $     --    $4,973 (1)  $12,989
                      =======        =======  =========   ==========  =======
      1994            $ 9,675        $ 5,092  $     --    $4,190 (1)  $10,577
                      =======        =======  =========   ==========  =======


(1) Accounts Receivable Written Off - Net of Recoveries

INDEPENDENT AUDITORS' REPORT

Benjamin Moore & Co.:

We have audited the financial statements of Benjamin Moore & Co. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 7, 1997, which report includes an explanatory paragraph relating to the change in the method of accounting for postemployment benefits; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Benjamin Moore & Co., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
March 7, 1997

Subsidiaries of the company


                          Percentage   Jurisdiction of  Immediate
Name                         Owned     Incorporation    Parent
----                         -----     -------------    ------
Benjamin Moore & Co.,
  Limited                     84.0     Canada           company

Technical Coatings Co.       100.0     Canada           Benjamin Moore & Co.,
  Limited                                               Limited

Technical Coatings Co.       100.0     Pennsylvania     company

Alachua Tung Oil             100.0     Florida          company
  Company

Benjamin Moore & Co (NZ)     100.0     New Zealand      company
  Limited

Benjamin Moore Pacific        51.0     New Zealand      Benjamin Moore & Co (NZ)
 Limited                                                Limited

White Knight Paints           51.0     Australia        Benjamin Moore
   Pty. Ltd.                                            Pacific Limited