Form 10-Q
period 1997-03-31
MOORE BENJAMIN & CO
filed 1997-05-15
CIK 276999

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997 Commission File Number    0-8894
                                                        --------------

                           Benjamin Moore & Co.
--------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


          New Jersey                                       13-5256230
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 51 Chestnut Ridge Road, Montvale, New Jersey                   07645
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (201) 573-9600
                                                     --------------------------

                                        None
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X           NO
                                   ------           ------

    As of May 1, 1997, 8,986,877 shares of Common Stock of the registrant were issued and outstanding.

                      BENJAMIN MOORE & CO. and Subsidiaries

                                     INDEX

                                                                           PAGE NO.
                                                                        -------------
PartI.           Financial Information

                 Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1997 and 1996..........         3
                 Condensed Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996................         4

                 Condensed Consolidated Statements of Cash Flows
                  -Three Months Ended March 31, 1997 and 1996.........         5

                 Notes to Condensed Consolidated Financial Statements..        6

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................       7-8

Part II.         Other Information ....................................         9

                            PART I. FINANCIAL INFORMATION

                       BENJAMIN MOORE & CO. and Subsidiaries

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in Thousands Except Per Share Amounts)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                        1997         1996
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
                                                                     -----------  -----------
Net Sales..........................................................   $ 138,135    $ 133,506
                                                                     -----------  -----------
Costs and expenses:
 Cost of products sold..............................................      71,272       73,371
 Selling, administrative and general................................      57,439       51,864
 Other expense, net.................................................         174          290
                                                                     -----------  -----------
   Total costs and expenses.........................................     128,885      125,525
                                                                     -----------  -----------
Income before taxes and minority
 interest...........................................................       9,250        7,981
Income tax provision................................................       4,197        3,674
Minority interest in net loss of
 subsidiaries.......................................................         (89)        (244)
                                                                     -----------  -----------
Net income..........................................................   $   5,142    $   4,551
                                                                     -----------  -----------
                                                                     -----------  -----------
Weighted average number of common shares outstanding................   9,012,766    9,445,534
                                                                     -----------  -----------
                                                                     -----------  -----------
Earnings per share of common stock .................................  $      .57   $      .48
                                                                     -----------  -----------
                                                                     -----------  -----------
Cash dividends declared per share of common stock ..................  $      .42   $      .40
                                                                     -----------  -----------
                                                                     -----------  -----------

    See accompanying notes to condensed consolidated financial statements.

                    BENJAMIN MOORE & CO. and Subsidiaries
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                               MARCH 31,           DECEMBER 31,
                                                 1997                 1996
                                           ----------------       -------------
                        ASSETS               (UNAUDITED)              (a)
Current assets:
 Cash and cash equivalents.................  $    4,959                $11,365
                                             -------------         --------------
 Accounts and notes receivable-net.........     131,812                104,902
                                             -------------         --------------
 Inventories:
  Finished goods...........................      44,924                 40,988
  Raw materials and supplies...............      28,613                 27,964
                                             -------------         ---------------
                                                 73,537                 68,952
                                             -------------         ---------------
  Other current assets.....................      25,349                 26,382
                                             -------------         ---------------
    Total current assets...................     235,657                211,601
                                             -------------         ---------------
Property-net...............................      78,988                 80,169
Other non-current assets...................      38,375                 38,612
                                             -------------         ---------------
    Total assets...........................    $353,020               $330,382
                                             -------------         ---------------
                                             -------------         ---------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of
   long-term obligations..................      $46,523                $29,545
 Accounts payable.........................       25,259                 23,910
 Accrued expenses and other current
   liabilities............................       34,027                 28,625
                                              -------------         ---------------
   Total current liabilities..............      105,809                 82,080
                                               -------------         ---------------
Postretirement and postemployment benefits        5,511                  5,452
                                               -------------         ---------------
Deferred income taxes......................       2,888                  2,873
                                               -------------         ---------------
Long-term obligations......................       3,215                  3,239
                                               -------------         ---------------
Minority shareholders' interest in net
  assets of subsidiaries...................       3,457                  3,805
                                               -------------         ---------------
Shareholders' equity:
 Preferred stock, $10 par value-authorized
  500,000 shares; issued--none
 Common stock, $ 10 par value-authorized
  40,000,000 shares; issued 13,164,312
   shares ..................................     131,643                131,643
 Additional paid-in capital.................      31,587                 31,580
 Retained earnings..........................     218,604                217,244
 Accumulated currency translation
  adjustment................................      (3,384)                (3,270)
 Cost of treasury stock; 4,156,688 shares
  at March 31, 1997 and 4,130,727 shares
  at December 31, 1996......................    (132,048)              (129,247)
 Employees' stock ownership and stock
  purchase plan notes.......................     (14,262)               (15,017)
                                               ---------------       ---------------

  Shareholders' equity-net..................     232,140                232,933
                                               ---------------       ---------------
  Total liabilities and shareholders'
   equity...................................    $353,020               $330,382
                                               ---------------       ---------------
                                               ---------------       ---------------

------------------------
 (a) The condensed consolidated balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                        BENJAMIN MOORE & CO. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Dollars in Thousands)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ------------------------
                                                                        1997         1996
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
                                                                     -----------  -----------
Cash flows from operating activities:
  Net income.......................................................   $   5,142    $   4,551
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..................................       2,657        3,401
    Minority interest in net loss of subsidiaries..................         (89)        (244)
    Other..........................................................         113          203
    Change in assets and liabilities:
     Increase in accounts and notes receivable.....................     (27,195)     (37,732)
     (Increase) decrease in inventories............................      (4,795)       5,031
     Increase in other current liabilities.........................       5,458          513
     Other.........................................................       2,806         (672)
                                                                     -----------  -----------
       Net cash flows used in operating activities.................     (15,903)     (24,949)
                                                                     -----------  -----------
Cash flows from investing activities:
  Payments for purchase of property, plant and equipment...........      (1,458)      (3,548)
  Other............................................................        (493)        (316)
                                                                     -----------  -----------
    Net cash flows from investing activities.......................      (1,951)      (3,864)
                                                                     -----------  -----------
Cash flows from financing activities:
  Net proceeds from short-term debt................................      17,336       25,259
  Payment of dividends.............................................      (3,690)      (3,662)
  Purchase of treasury stock.......................................      (2,802)      (2,817)
  Other............................................................         576          436
                                                                     -----------  -----------
    Net cash flows used in financing activities....................      11,420       19,216
                                                                     -----------  -----------
Effect of exchange rate changes on cash............................          28            1
                                                                     -----------  -----------
Net decrease in cash...............................................      (6,406)      (9,596)
Cash and cash equivalents at beginning of period...................      11,365       11,356
                                                                     -----------  -----------
Cash and cash equivalents at end of period.........................   $   4,959    $   1,760
                                                                     -----------  -----------
                                                                     -----------  -----------
Supplemental disclosures of cash flow information:
  Interest paid....................................................   $     581    $     657
  Income taxes paid................................................   $   2,580    $   3,001

    See accompanying notes to condensed consolidated financial statements.

                        BENJAMIN MOORE & CO. and Subsidiaries

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and 1996, and changes in cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    2. Certain information included in this report is forward looking and involves risks and uncertainties including general economic and competitive conditions that could significantly impact expected results.

    3. Certain reclassifications have been made in the 1996 financial statements to conform to the method of presentation used in 1997.

    4. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of operations for the entire year.

    5. In February, 1997, the FASB issued Statement No. 128, "Earnings per Share," which simplifies the standards for computing and presenting earnings per share (EPS). Statement No. 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Statement No. 128 requires dual presentation of Basic (which replaces Primary EPS under APB 15) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for financial statements for the year ended December 31, 1997. The Company does not expect that the adoption of this statement will have a material effect on its calculation of EPS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
---------------------------------------------------------------
(Dollars in thousands, except per share amounts)

OPERATING RESULTS

    Net sales in the first quarter of 1997 were $138,135, an increase of $4,629 or 3.5% over the comparable period of the prior year.

    Trade sales coatings increased modestly in the United States, and increased at a more accelerated rate in Canada.

    Production finishes coatings, which represent less than 10% of total sales, declined in the United States and increased in Canada.

    Gross profit margin increased to 48.4% in 1997 from 45.0% in 1996 primarily reflecting the benefit of lower raw material costs experienced during 1996 and which continued during the first quarter of 1997.

    Selling, administrative and general expenses were $5,575 or 10.7% over the 1996 level of $51,864. The increase is primarily due to higher advertising and promotion expenses, and strategic planning initiatives.

    The decrease in other expense, net reflected lower interest expense on reduced bank borrowing in the United States and Canada.

    The provision for federal and state income taxes reflected a combined rate of approximately 45.4% and 46% for 1997 and 1996, respectively. Net income for the first quarter of 1997 was $5,142, an increase of $591 or 13% over 1996.

    Earnings per share for the first quarter of $.57 were $.09 or 18.8% above the comparable period in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------
(Dollars in thousands, except per share amounts)

FINANCIAL POSITION AND LIQUIDITY

    The seasonal nature of the industry was evident in the first quarter cash flow from operating activities. Net income of $5,142 adjusted by the addition of non-cash components (principally depreciation and amortization), was insufficient to support the traditional spring time build-up of accounts and notes receivable and inventory levels. Capital expenditures also required funds but to a lesser degree than working capital investment.

    Short-term borrowing under the company's credit facility was utilized as a source of operating funds, as well as for the payment of dividends and the purchase of treasury stock. Such purchases of stock do not represent the implementation of a formal acquisition program, but are transacted principally to provide liquidity for estate taxes and other specific purposes.

    The Company plans to continue to employ its credit facility in the United States and Canada for short-term support of its working capital. The New Zealand subsidiary will maintain borrowings for longer-term capital needs as well as for operating capital requirements.

                           Part II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

    The only matters which were submitted to a vote of shareholders to date during the 1997 fiscal year were the following which were acted upon at the Annual Meeting of Shareholders which was held on April 17, 1997.

    Election of Directors:--the following persons were elected as Class III Directors of the Company to serve for a three year term:--Ward C. Belcher, Frederick J. Costello, Robert J. Hodgson, John C. Moore, Jr., Richard Roob and Maurice C. Workman. The following person was elected as Class II Director of the Company to serve for a two year term constituting the balance of the term of Joseph Sobie who retired:-- Robert H. Mundheim. The following persons continue in office as directors: Class I Directors:--Benjamin M. Belcher, Jr., Yvan Dupuy, Willaim J. Fritz, Gerald W. Moore and Michael C. Quaid. Class II Directors:--Charles H. Bergmann, Jr., Frank W. Burr, Charles C. Vail, Ward B. Wack and Sara B. Wardell.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) Reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BENJAMIN MOORE & CO.
                               ---------------------------------------
                                            (REGISTRANT)

DATE   MAY 12, 1997                  /S/        RICHARD ROOB
     --------------              ------------------------------------
                                                RICHARD ROOB
                                   (CHAIRMAN OF THE BOARD OF DIRECTORS
                                       AND CHIEF EXECUTIVE OFFICER)

DATE   MAY 12, 1997                 /S/      LEONARD S. GOODMAN
     ---------------             --------------------------------------
                                             LEONARD S. GOODMAN
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER)