Form 10-Q
period 1997-06-30
MOORE BENJAMIN & CO
filed 1997-08-14
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997 Commission File Number 0-8894

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

                             Yes |X|       No |_|

As of August 1, 1997, 8,961,517 shares of Common Stock of the registrant were issued and outstanding.


                                      -1-
                              (Page 1 of 11 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

       Condensed Consolidated Statements of Income -
           Three Months and Six Months Ended
           June 30, 1997 and 1996.......................................    3

       Condensed Consolidated Balance Sheets -
           June 30, 1997 and December 31, 1996..........................    4

       Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996......................    5

       Notes to Condensed Consolidated Financial Statements.............    6

       Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  7 - 8

Part II. Other Information..............................................    9

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                     June 30,
                                                         ------------------           ----------------
                                                          1997         1996           1997         1996
                                                          ----         ----           ----         ----
                                                      (Unaudited)  (Unaudited)     (Unaudited)  (Unaudited)
Net Sales..........................................   $  185,879   $  170,349      $  324,014   $  303,855
                                                      ----------   ----------      ----------   ----------
Costs and expenses:
    Cost of products sold..........................       87,632       84,667         158,904      158,038
    Selling, general and administrative ...........       64,847       58,133         122,286      109,997
    Other expense, net.............................          130          562             304          852
                                                      ----------   ----------      ----------   ----------
        Total costs and expenses...................      152,609      143,362         281,494      268,887
                                                      ----------   ----------      ----------   ----------
Income before taxes and minority
   interest........................................       33,270       26,987          42,520       34,968

Income tax provision...............................       13,820       11,371          18,017       15,045

Minority interest in income (loss) of
   subsidiaries....................................          206          (30)            117         (274)
                                                      ----------   ----------      ----------   ----------
Net income.........................................   $   19,244   $   15,646      $   24,386   $   20,197
                                                      ==========   ==========      ==========   ==========
Weighted average number of common
   shares outstanding..............................    8,979,337    9,398,089       8,995,959    9,421,812
                                                      ==========   ==========      ==========   ==========

Earnings per share of common stock.................        $2.14        $1.66          $2.71         $2.14
                                                           =====        =====          =====         =====

Cash dividends declared per share of
   common stock....................................         $.42         $.40            $.84         $.80
                                                            ====         ====            ====         ====


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         June 30,   December 31,
                                                           1997         1996
                                                       -----------  ------------
                                                       (Unaudited)       (a)
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................  $   8,251    $  11,365
                                                        ---------    ---------
    Accounts and notes receivable - net ..............    141,604      104,902
                                                        ---------    ---------
    Inventories
     Finished goods ..................................     49,401       40,988
     Raw materials and supplies ......................     22,726       27,964
                                                        ---------    ---------
                                                           72,127       68,952
                                                        ---------    ---------
    Other current assets .............................     27,881       26,382
                                                        ---------    ---------
        Total current assets .........................    249,863      211,601

Property - net .......................................     77,884       80,169

Other non-current assets .............................     58,834       38,612
                                                        ---------    ---------
        Total assets .................................  $ 386,581    $ 330,382
                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of
      long-term obligations ..........................  $  47,113    $  29,545
    Accounts payable .................................     31,345       23,910
    Accrued expenses and other current liabilities ...     47,538       28,625
                                                        ---------    ---------
        Total current liabilities ....................    125,996       82,080
                                                        ---------    ---------
Postretirement and postemployment benefits ...........      5,513        5,452
                                                        ---------    ---------
Deferred income taxes ................................      3,141        2,873
                                                        ---------    ---------
Long-term obligations ................................      2,025        3,239
                                                        ---------    ---------
Minority shareholders' interest in net
   assets of subsidiaries ............................      3,713        3,805
                                                        ---------    ---------
Shareholders' equity
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares ...    131,643      131,643
     Additional paid-in capital ......................     31,587       31,580
     Retained earnings ...............................    233,939      217,244
     Accumulated currency translation adjustment .....     (3,433)      (3,270)
     Cost of treasury stock; 4,208,399 shares at
       June 30, 1997 and 4,130,727 shares at
       December 31, 1996 .............................   (134,921)    (129,247)
     Employees' stock ownership and stock purchase
       plan notes ....................................    (12,622)     (15,017)
                                                        ---------    ---------
        Shareholders' equity - net ...................    246,193      232,933
                                                        ---------    ---------
        Total liabilities and shareholders' equity ...  $ 386,581    $ 330,382
                                                        =========    =========

(a) The consolidated balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   ----------------
                                                                   1997        1996
                                                                   ----        ----
                                                               (Unaudited) (Unaudited)
Cash flows from operating activities:
    Net income ................................................  $ 24,386   $ 20,197
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ..........................     5,656      6,176
       Minority interest in net income (loss) of subsidiaries .       117       (274)
       Other ..................................................       (93)       259
       Change in assets and liabilities:
           Increase in accounts and notes receivable ..........   (36,951)   (57,420)
           (Increase) decrease in inventories .................    (3,445)     2,565
           Other ..............................................    18,656     20,288
                                                                 --------   --------
              Net cash flows provided by (used) in
                operating activities ..........................     8,326     (8,209)
                                                                 --------   --------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment and acquisitions ...............................   (16,707)    (6,256)
    Other .....................................................      (714)      (609)
                                                                 --------   --------
              Net cash flows used in investing activities .....   (17,421)    (6,865)
                                                                 --------   --------

Cash flows from financing activities:
    Proceeds from short-term debt .............................    18,184     23,559
    Payment of dividends ......................................    (7,346)    (7,310)
    Purchase of treasury stock ................................    (5,675)    (7,161)
    Other .....................................................       839        793
                                                                 --------   --------
              Net cash flows provided by financing activities..     6,002      9,881
                                                                 --------   --------

Effect of exchange rate changes on cash .......................       (21)         2
                                                                 --------   --------
Net decrease in cash and cash equivalents .....................    (3,114)    (5,191)
Cash and cash equivalents at beginning of period ..............    11,365     11,232
                                                                 --------   --------
Cash and cash equivalents at end of period ....................  $  8,251   $  6,041
                                                                 ========   ========

Supplemental disclosures of cash flow information:
    Interest paid .............................................  $  1,220   $  1,553
    Income taxes paid .........................................  $ 12,109   $  8,704


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Certain information included in this report is forward looking and involves risks and uncertainties, including general economic and competitive conditions that could significantly impact expected results.

3. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of operations for the entire year.

4. In July of 1997 the Company announced a restructuring plan which will result in curtailment of manufacturing at certain plant locations and an early retirement program within the U.S. business. Management is in the process of finalizing the costs of these programs, which will be recorded in the third quarter. Management anticipates that there will be no significant asset impairment effects related to these plant decisions.

      In addition, effective July 1, 1997 the Company made an investment in a Midwestern paint dealer and home decorating retailer. The effect of this investment is not material to the financial condition of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Operating Results

      Net Sales in the 1997 second quarter of $185,879, reflected strong growth and increased 9.1% or $15,530 over 1996 sales of $170,349. For the six months ended June 30, 1997 Net Sales were $324,014 an increase of 6.6% or $20,159 over the $303,855 of sales in the similar period in 1996.

      Trade sales coatings in the United States registered an increase of 9.7% in the second quarter compared to 1996, and trade sales in Canada increased by 6.3% in the second quarter. Production finishes coating sales, which amount to less than 10% of total sales, declined slightly in the second quarter compared to 1996.

      Gross profit margin in the second quarter increased to 52.9% from 50.3% in the comparable period in 1996, an increase of 2.6 percentage points, primarily reflecting lower raw material costs. For the 1997 six months period, gross profit margin increased to 51.0% from 48.0% with the increase of 3.0 percentage points also primarily reflecting lower raw material costs.

      Selling, general and administrative expenses increased by 11.5% and 11.2% respectively in the second quarter and six months. The increases primarily reflected costs associated with higher sales volume, and increased advertising and promotion expenses, principally related to the national introduction of the Crayola line.

      The decrease in other expense, net reflected lower interest expense on reduced bank borrowings in the United States and Canada.

      Net income of $19,244 in the second quarter increased 23% or $3,598 above the similar period in 1996. For the first half of 1997 net income was $24,386, an increase of 20.7% or $4,189.

      Earnings per share in 1997 were $2.14 for the second quarter and $2.71 for the six months, an increase of $.48 and $.57 respectively over the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Financial Position and Liquidity

      Similar to 1996 and previous years, net income in the first half of 1997 was exceeded by the increase in accounts receivable, primarily reflecting extended dating programs for dealer shipments. The Company strengthened its credit policies in the second quarter which favorably impacted net cash flows from accounts receivable. During the first six months of 1997 capital expenditures declined, and at the end of the second quarter of 1997, the Company made a prepaid investment in a Midwestern paint dealer and home decorating retailer, which transaction was effective July 1, 1997.

      Short-term borrowing under the Company's credit facility was utilized primarily for the payment of dividends and for the purchase of treasury stock. The acquisition of stock does not represent a formal repurchase program, but is transacted primarily to provide liquidity for estate taxes and other specific purposes.

      The Company expects to utilize its credit facility in the United States, Canada and New Zealand to support working capital requirements.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following is an index of the exhibits included in this 10-Q:

                  Exhibit 27                 Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Benjamin Moore & Co.
                                     -------------------------------
                                              (Registrant)


Date  August 13, 1997                 /s/      Yvan Dupuy
     ------------------              -------------------------------
                                          Yvan Dupuy, President
                                         (Chief Operating Officer)


Date  August 13, 1997                 /s/  Leonard S. Goodman
     ------------------              -------------------------------
                                           Leonard S. Goodman
                               Senior Vice President and Chief Financial Officer
                                      (Principal Financial Officer)