Form 10-Q
period 1997-09-30
MOORE BENJAMIN & CO
filed 1997-11-14
CIK 276999

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997 Commission File Number 0-8894

                           Benjamin Moore & Co.
-------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

              New Jersey                          13-5256230
-------------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


51 Chestnut Ridge Road, Montvale, New Jersey         07645
-------------------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code (201) 573-9600

                                   None
-------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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

    As of November 3, 1997, 8,925,427 shares of Common Stock of the registrant were issued and outstanding.

                   BENJAMIN MOORE & CO. and Subsidiaries

                                   INDEX

                                                                Page No.
                                                                --------
Part I. Financial Information

    Condensed Consolidated Statements of Operations -
      Three Months and Nine Months Ended
      September 30, 1997 and 1996.............................      3

    Condensed Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996................      4

    Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996...........      5

    Notes to Condensed Consolidated Financial Statements......      6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................      8

PART II.  Other Information...................................     13

                         PART I. FINANCIAL INFORMATION

                     BENJAMIN MOORE & CO. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in Thousands Except Per Share Amounts)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                            -----------------------------------  -------------------------------
                                                 1997               1996                1997            1996
                                              (UNAUDITED)       (UNAUDITED)         (UNAUDITED)      (UNAUDITED)
                                            ---------------  ------------------  ------------------  -----------
Net Sales................................   $       196,302  $          180,656  $          520,316   $484,511
                                            ---------------   ------------------  ------------------  ----------
Costs and expenses:
  Cost of products sold..................            94,856              90,863             253,760    248,901
  Selling, general and administrative....            77,229              57,445             199,515    167,442
  Restructuring (See Note 6).............            33,388                                  33,388
  Other expense, net.....................               361                 588                 665      1,440
                                            ---------------   ------------------  ------------------  ----------
    Total costs and expenses.............           205,834             148,896             487,328    417,783
                                            ---------------   ------------------  ------------------  ----------
Income (loss) before taxes,minority
  interest and cumulative effect of
  change in accounting principle.........            (9,532)             31,760              32,988      66,728
Income tax provision (benefit)...........            (2,532)             13,449              15,485      28,494
Minority interest in net income (loss)
  of subsidiaries........................                48                 (25)                165        (299)
                                            ---------------   ------------------  ------------------  ----------
Income (loss) before cumulative effect
  of change in accounting principle......            (7,048)             18,336              17,338      38,533
Cumulative effect of change in
  accounting principle--(See Note 5).....                                                     6,331
                                            ---------------   ------------------  ------------------  ----------
Net income (loss)........................   $        (7,048) $           18,336          $   23,669     $38,533
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------

Weighted average number of common
  shares outstanding.....................         8,951,823           9,220,127           8,981,086   9,354,093
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------
Amounts Per Share:
Income (loss) before cumulative effect of
  change in accounting principle..........  $          (.79) $             1.99           $    1.94   $    4.12
Cumulative effect of change in
  accounting principle--(See Note 5)......                                                      .70
                                            ---------------   ------------------  ------------------  ----------
Net Income (loss).........................  $          (.79) $             1.99  $             2.64   $    4.12
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------
Cash dividends declared per share
  of common stock.........................  $           .42  $              .40  $             1.26   $    1.20
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------
Pro forma amounts assuming new
  method of depreciation applied
  retroactively- (See Note 5)
Pro forma net income (loss)...............  $        (7,048) $           18,846   $          17,338    $  40,065
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------
Pro forma net income (loss) per share.....  $          (.79) $             2.04  $             1.94   $     4.28
                                            ---------------   ------------------  ------------------  ----------
                                            ---------------   ------------------  ------------------  ----------

See accompanying notes to condensed consolidated financial statements.

                   BENJAMIN MOORE & CO. and Subsidiaries
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands Except Share Amounts)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1997            1996
                                                                   ---------------  ------------
                                                                     (UNAUDITED)         (a)
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................     $  33,679      $   11,365
                                                                   ---------------  ------------
  Accounts and notes receivable--net.............................       129,234         110,855
                                                                   ---------------  ------------
  Inventories:
  Finished goods.................................................        52,966         40,988
  Raw materials and supplies.....................................        25,486         27,964
                                                                   ---------------  ------------
                                                                         78,452         68,952
                                                                   ---------------  ------------
  Other current assets...........................................        22,970         26,382
                                                                   ---------------  ------------
    Total current assets.........................................       264,335        217,554

Property--net (See Note 5).......................................        88,934         80,169

Other non-current assets.........................................        32,893         32,659
                                                                   ---------------  ------------
      Total assets...............................................     $ 386,162     $  330,382
                                                                   ---------------  ------------
                                                                   ---------------  ------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of
    long-term obligations........................................     $  16,012     $   29,545
  Accounts payable...............................................        34,171         23,910
  Accrued expenses and other current liabilities.................        60,506         27,700
                                                                   ---------------  ------------
    Total current liabilities....................................       110,689         81,155
                                                                   ---------------  ------------
Pension and other related benefit liabilities....................        21,761          6,377
                                                                   ---------------  ------------
Deferred income taxes............................................         1,028          2,873
                                                                   ---------------  ------------
Other long-term liabilities......................................         6,778          3,239
                                                                   ---------------  ------------
Minority shareholders' interest in net
  assets of subsidiaries.........................................         5,356          3,805
                                                                   ---------------  ------------
Shareholders' equity:
  Preferred stock, $10 par value--authorized
    500,000 shares; issued--none
  Common stock, $10 par value -authorized
    40,000,000 shares; issued 13,164,312 shares..................        131,643       131,643
  Additional paid-in capital.....................................         32,489        31,580
  Retained earnings..............................................        229,602       217,244
  Accumulated currency translation adjustment....................         (3,197)       (3,270)
  Cost of treasury stock; 4,230,708 shares at
    September 30, 1997, and 4,130,727 shares at
    December 31, 1996............................................       (137,608)     (129,247)
  Employees' stock ownership and stock purchase
    plan notes...................................................        (12,379)      (15,017)
                                                                   ---------------  ------------
      Shareholders' equity--net..................................        240,550       232,933
                                                                   ---------------  ------------
    Total liabilities and shareholders' equity...................      $ 386,162    $  330,382
                                                                   ---------------  ------------
                                                                   ---------------  ------------

(a) The condensed balance sheet at December 31, 1996 is derived   from the
    audited financial statements of that date.

See accompanying notes to condensed consolidated financial statements.

                   BENJAMIN MOORE & CO. and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                       1997           1996
                                                                                  --------------  -----------
                                                                                   (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income.....................................................................  $     23,669    $   38,533
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Restructuring charge.......................................................        33,388
      Cumulative effect of change in accounting principle........................        (6,331)
      Depreciation and amortization..............................................         5,970         9,254
      Write-off of goodwill, intangibles and other assets........................         4,364
      Deferred income taxes......................................................        (6,152)           44
      Minority interest in net income (loss) of subsidiaries.....................           165          (299)
      Other......................................................................           460           212
      Change in assets and liabilities, net of effects of acquisition:
        Increase in accounts and notes receivable................................       (12,478)      (49,411)
        (Increase) decrease in inventories.......................................        (2,811)        5,896
        Decrease (increase) in prepaid expenses..................................         3,647          (249)
        Decrease (increase) in notes receivable due after
          one year...............................................................         6,690           (33)
        Other, net...............................................................        18,169        16,221
                                                                                        -------       -------
          Net cash provided by operating activities..............................        68,750        20,168
                                                                                        -------       -------

Cash flows from investing activities:
  Payments for purchase of property, plant and
    equipment and acquisitions...................................................       (17,228)       (8,160)
  Net increase in short-term investments.........................................                          (6)
  Other..........................................................................           180          (614)
                                                                                       ---------      --------
          Net cash used in investing activities..................................       (17,048)       (8,780)
                                                                                       ---------      --------

Cash flows from financing activities:
  Net (repayments)/proceeds from short-term debt.................................       (13,019)       10,261
  Payment of dividends...........................................................       (10,992)      (10,922)
  Purchase of treasury stock.....................................................        (8,416)      (19,721)
  Sale of treasury stock.........................................................            66
  Other..........................................................................         2,999         2,239
                                                                                        -------       -------
          Net cash used in financing activities..................................       (29,362)      (18,143)
                                                                                        -------       -------
Effect of exchange rate changes on cash..........................................           (26)           16
                                                                                        -------       -------
Net increase (decrease) in cash and cash equivalents.............................        22,314        (6,739)
Cash and cash equivalents at beginning of period.................................        11,365        11,232
                                                                                        -------       -------
Cash and cash equivalents at end of period.......................................       $33,679      $  4,493
                                                                                        -------       -------
                                                                                        -------       -------
Supplemental disclosures of cash flow information:
  Interest paid....................................................................     $ 2,366      $  2,595
  Income taxes paid................................................................     $23,391      $ 20,139

See accompanying notes to condensed consolidated financial statements.

                   BENJAMIN MOORE & CO. and Subsidiaries
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine month periods ended
   September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Certain information included in this report is forward looking and involves risks and uncertainties, including general economic and competitive conditions that could significantly impact expected results.

3. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of operations for the entire year.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its determination of how this Statement will affect its reporting.

5. During the third quarter of 1997, the Company changed the method of computing depreciation on its fixed assets from the accelerated methods used in previous periods to the straight-line method. The change was made because the straight-line method better matches the depreciation costs of the assets to the revenue produced by them. This change would make the Company's depreciation policy more comparable to the policies used within its industry. The retroactive application of the new method resulted in a cumulative effect of $6,331 (net of $4,234 in income taxes) which is included in the income for the nine months ended September 30, 1997. The effect of the change on the three months ended September 30, 1997, was to increase net income by $510 ($.06 per share); the effect of the change on nine months ended
   September 30, 1997, was to increase income before cumulative effect of a change in accounting principle by $1,532 ($.18 per share) and net income by $7,863 ($.88 per share). The pro-forma amounts reflect the effect of retroactive application on depreciation and the related income taxes. In conjunction with this change, the Company also changed estimated useful lives of certain of its assets to more appropriately reflect the period of time over which such assets are expected to generate revenues.

                  BENJAMIN MOORE & CO. and Subsidiaries

The effect of the change on the first and second quarters of 1997 is as follows:


                                                                                THREE MONTHS ENDED THREE MONTHS ENDED
                                                                                  MARCH 31, 1997     JUNE 30, 1997
                                                                                -------------------  -------------
Net income originally reported................................................       $   5,142        $    19,244

Effect of change in method....................................................             516                506
                                                                                -------------------  -------------
Income before cumulative effect...............................................           5,658             19,750

Cumulative effect of change
  (to December 31, 1996).....................................................           6,331
                                                                                -------------------  -------------
Net income restated...........................................................       $  11,989        $    19,750
                                                                                -------------------  -------------
                                                                                -------------------  -------------
Amounts Per Share
-----------------
Net income originally reported................................................       $     .57        $      2.14

Effect of change in method....................................................             .06                .06
                                                                                -------------------  -------------
Income before cumulative effect...............................................             .63        $      2.20

Cumulative effect of change (to December 31, 1996)............................             .70
                                                                                -------------------  -------------
Net income restated...........................................................       $    1.33        $      2.20
                                                                                -------------------  -------------
                                                                                -------------------  -------------

6. During the quarter, the board of directors approved and implemented a strategic restructuring program designed to improve operating efficiency and industry competitiveness. This plan resulted in the Company recording a pre-tax charge of $33,388 including employee separation costs of $29,683 and asset impairments and other charges of $3,705. The Company streamlined its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment. Activities associated with the restructuring plan included two voluntary early retirement programs, the cessation of manufacturing operations at three production facilities and a reduction in excessive plant management at all remaining plants. These programs when combined with severance for staff reductions affected over 275 employees. Plant closure costs consist of the write-down of property, plant and equipment, decommissioning and maintenance costs.

   The Company expects 70% of all separations to be completed at the end of 1997 with the majority of the remaining separations to be completed during 1998. The restructuring charge reduced net income for the quarter and nine months ended September 30, 1997 by $20,033 or $2.23 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

OPERATING RESULTS
-----------------
    Net Sales of $196,302 in the third quarter of 1997, exceeded those of the comparable period in 1996 by $15,646, or 8.7%. For the nine months ended September 30, 1997, Net Sales were $520,316, an increase of 7.4% or $35,805 over the similar period in 1996. Excluding the effect of an acquired retail operation in July of 1997, Net Sales increased by 4.3% and 5.8% for the three and nine month periods as compared to a year ago.

    Trade sales coatings in the United States increased by 9.3% in the third quarter compared to 1996. Excluding the effect of an acquired retail operation in July of 1997, U.S. net trade sales increased 3.8% for the quarter versus last year. Net trade sales in Canada were flat compared to the three month period a year ago. Production finishes coating sales, which amount to less than 10% of total sales, declined slightly in the third quarter compared to 1996.

    Gross margin improved from 49.7% in 1996 to 51.7% in 1997 during the third quarter, and from 48.6% to 51.2% for the first nine months over the comparable periods last year. The increases were primarily the result of efficiencies in purchasing and manufacturing, as well as a better sales mix.

    During the third quarter of 1997, the Company changed its method of computing depreciation on its fixed assets from an accelerated method to the straight line method effective the beginning of 1997; see note 5. The change was made to better match the depreciation costs of the assets to the revenue produced by them. The gross margin effect for the third quarter and the nine month period was an increase in margin of $423 and $1,268, respectively. The change in depreciation method also reduced selling, general and administrative expenses by $403 and $1,210 for the three and nine month period, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

    Selling, general and administrative expenses increased significantly in the third quarter which was primarily the result of the following factors. The Company sold approximately $13.2 million of dealer notes to a bank and recorded additional bad debt expense relating to recourse provisions contained in the agreement. The Company also recorded additional reserves for certain trade accounts and notes as a result of adverse developments with certain customers and tightened credit policies during 1997. Approximately $4.4 million of impairment write-downs were recorded relating to identifiable assets, intangibles and goodwill associated with the Company's investment in Benjamin Moore Pacific Limited, smaller domestic acquisitions and, to a lesser extent, deferred software/systems costs. With respect to the write-downs of the identifiable intangibles and goodwill, such assessments were made on the basis of recent projections of undiscounted future cash flows from operations. Also in the third quarter, the Company recorded a charge of approximately $3.7 million as a result of scrapping certain obsolete advertising materials associated with SKU reductions and the discontinuation of certain products in 1997. Other significant increases to selling, general and administrative expenses reflect costs associated with higher sales volume, and increased advertising and promotion expenses, principally related to the national introduction of certain new products.

    During the third quarter of 1997, the Company recorded a pre-tax charge of approximately $33,388, including employee separation costs of $29,683, asset impairments of $1,975 and other costs of $1,730. This charge results from the Company's announced plan to streamline its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment. This plan is expected to improve the Company's production operations through consolidation of its manufacturing processes into those paint production facilities which are most cost effective. In connection with this plan, the Company is closing three of its domestic

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

production facilities and has offered severance programs to affected employees. In addition, two Company-wide voluntary early retirement programs have been offered to all eligible employees. In total, more than 275 employees have either accepted the early retirement or will receive severance benefits as a result of the plant closings and the consolidation of certain functions. The costs of these programs, combined with the cost of other severance arrangements for employees not eligible to retire, and certain one-time costs relating to pension and medical plan enhancements and curtailment charges for these employees have been reflected in the restructuring charge as employee separation costs. Finally, asset impairments and other costs of $3,705 included in the restructuring charge, consist of the write-down of property, plant and equipment, estimated decommissioning and maintenance costs of the scheduled closed facilities. As a result of the above mentioned restructuring, the Company expects to realize significant future cost savings.

    The decrease in other expense, net reflects lower interest expense on reduced bank borrowings in the United States and Canada. At September 30, 1997 there were no bank borrowings in the U.S and Canadian operations.

    As a result of the foregoing, the Company incurred a net loss for the quarter of ($7,048) and net income of $23,669 for the nine months ended September 30, 1997 compared to net income of $18,336 and $38,533 for the comparable periods last year. Included in net income for the quarter and the nine months is the 1997 effect and related cumulative effect of the change from an accelerated depreciation method to the straight line method as discussed earlier and in Note 5.

Earnings per share were ($.79) for the third quarter, a decrease of $2.78 compared to the comparable period last year. Earnings per share for the nine months ended September 30, 1997 before and after the cumulative effect of the change in depreciation method were $1.94 and $2.64, respectively, a decrease of $2.18 and $1.48, respectively from the same period in 1996. Excluding the third quarter restructuring charge earnings per share for the quarter and nine months period ended September 30, 1997 were $1.45 and $4.87, respectively.

FINANCIAL POSITION AND LIQUIDITY
--------------------------------
    Net cash flows provided by operating activities for the nine months ended September 30, 1997 were $68.8 million, $48.6 million more than in 1996. Cash flow from operations serves as a continued primary source of financing the Company's capital needs and growth. Elements effecting stronger cash flow include higher cash collections from dealers as a result of the Company tightening its credit policies in 1997, as well as the sale of approximately $13.2 million of dealer notes to a bank in the third quarter.

    Capital expenditures declined during the first nine months of 1997 as compared to the similar period in 1996. The Company completed its acquisition of a retail operation in the third quarter which is reflected in cash flows from investing activities in 1997.

    Cash flows relating to financing activities for the nine months ended September 30, 1997 were principally used for the payment of dividends, the purchase of treasury stock and repayment of short-term debt. The decrease in the purchase of treasury stock as compared to last year is attributable to the Company purchasing stock in 1996 to satisfy estate tax payments pertaining to the death of a major shareholder. It should be noted that the acquisition of stock by the Company does not represent a formal repurchase program, but is transacted to provide funds for estate tax liabilities and other specific purposes. There were no facility or line of credit borrowings by the U.S. and Canadian operations at September 30, 1997. The New Zealand subsidiary will continue to use their respective credit facilities for operating funds throughout the remainder of this year.

    Working Capital increased to $153.6 million as of September 30, 1997. Excluding the current portion of the one-time restructuring charge, the current ratio for the nine months ended 1997 increased to 2.6:1 from 2.2:1 for the comparable period last year. Cash and cash equivalents were $33.7 million at September 30, 1997, compared to $11.4 million at December 31, 1996. The increases in cash and the current ratio, excluding the third quarter restructuring charge, reflect the Company's continued commitment to strengthen its balance sheet and cash position.

                         PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
    (a) The following is an index of the exhibits included in this Form 10-Q:

          Exhibit 18           Letter re: Change in Accounting Principles
          Exhibit 27           Financial Data Schedule

    (b) Reports on Form 8-K--There were no reports on Form 8-K filed for the nine months ended September 30, 1997.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Benjamin Moore & Co.
                                        -------------------------------------
                                                    (Registrant)

Date November 10, 1997                             /s/ Yvan Dupuy
                                        -------------------------------------
                                                       Yvan Dupuy
                                        President and Chief Operating Officer

Date November 10, 1997                             /s/ Richard Roob
                                        -------------------------------------
                                                       Richard Roob
                                             Chairman of the Board, Chief
                                              Executive Officer & Acting
                                               Chief Financial Officer