Form 10-K405
period 1997-12-31
MOORE BENJAMIN & CO
filed 1998-03-26
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


         For the fiscal year ended:              Commission file number:
              December 31, 1997                           0-8894


                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)


               New Jersey                               13-5256230
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of March 2, 1998, the aggregate market value of the registrant's common stock held by non-affiliates equalled $499,123,295.

As of March 2, 1998, 8,852,536 shares of common stock of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 23, 1998, for use in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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

Marketing and Distribution

         It has always been the Company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see, e.g., Note 7 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such trademarks as Benjamin Moore(R), Benjamin Moore Paints(R), Moore's(R) House Paint, Moorglo(R), Moorgard(R) Latex House Paint, Moorwood(R), Moorwhite(R) Primer, Moorlife(R), Impervo(R) Enamel, Moorcraft(R), Impervex(R), Regal(R) Wall Satin(R), Satin Impervo(R), AquaGlo(R), AquaPearl(R), AquaVelvet(R), Regal Aquagrip(R), Regal First Coat(R), Pristine(R), A Stroke of Brilliance(R), Colorscapes(R), and Benwood(R). Although a variety of ready-mixed colors is available in most of these products, a substantially wider selection can be obtained through the Company's Moor-O-Matic(R)III Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the Company. The Company believes its Moor-O-Matic(R)III Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's(R) Video Color Planner and Moore's(R) Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the Company directly to the ultimate user.

Sales

         The Company considers itself to be engaged in the formulation, manufacture and sale of coatings and related goods and services. Reference is made to the information set forth under the caption, "SELECTED FINANCIAL DATA",
Part II, Item 6 hereof, with respect to net sales of each of the two classes of products which comprise the aforementioned line of business. During 1997, no one customer accounted for as much as 2% of the Company's net sales.

Geographic Segment Information

         The Company manufactures and sells coatings in the United States, Canada, New Zealand and Australia. Transfers between geographic areas are not significant and are eliminated in consolidation. Reference is made to the information set forth in Note 12 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic area.

Foreign Operations

         The Company operates in Canada, New Zealand and Australia. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited, which is an approximately 84% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian Company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company, and Benjamin Moore Pacific Limited, which is a 51% owned subsidiary of the New Zealand Company. The Company's Australian operations are carried on through White Knight Paints Pty. Ltd., which is a 51% owned subsidiary of Benjamin Moore Pacific Limited. During 1997, revenues and profits from operations attributable to those companies (which are included in the Company's consolidated financial statements) were approximately $93,203,000 and $4,746,000, respectively. Approximately 6.1% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the Company, including employees of such subsidiary.

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

         As of December 31, 1997, 122 chemists and technicians were employed by the Company in research and development and quality control activities. Research and development and quality control expenditures amounted to $12,496,000, $13,787,000 and $15,506,000 in 1997, 1996 and 1995, respectively. Quality control expenditures aggregated $3,943,000, $3,928,000 and $5,636,000, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

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


Seasonal Aspects

         Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1997, the percentages of the Company's sales of trade sales coatings which were made in the first, second, third and fourth quarters of the year were 20.5%, 28.1%, 29.7% and 21.7%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.


Employees

         As of December 31, 1997, the Company had approximately 2,050 employees which includes approximately 300 employees relating to the purchase of a majority interest in J. C. Licht and Co. Approximately 28% of these employees were salaried personnel, approximately 12% were sales representatives, and approximately 60% were hourly employees. The Company considers its relations with its employees to be excellent.


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

         The Company places emphasis on environmental responsibility. New and existing facilities constructed or modified in the normal course of business incorporate designs to minimize waste.

         The Company has entered into full or partial settlement agreements with governmental authorities or private parties with respect to fourteen sites under federal and state laws. Total settlement costs have been approximately $2 million.

         The Company is involved in twenty-eight unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $2,922,000 has been accrued as a reserve against such future costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

         Also, the Company is involved in remedial activities at three of its owned facilities as follows:

         1. A water monitoring program continues at the Company's facility in Cuyahoga Heights, Ohio. No remediation activities are being conducted now. Total costs to date are $172,000.

         2. Soil and shallow ground water contamination has been detected at the Company's plant at Milford, MA. The affected soils have been excavated and an interim ground water pumping extraction and treatment system has been installed. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with traditional technologies. Expenditures to date have been approximately $800,000.

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

         There are ongoing engineering studies to identify and develop additional remediation techniques to address soil contamination and to clean up contaminated water more rapidly. Current operating and maintenance costs are approximately $75,000 per year.

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

         Federal and state laws require that potentially responsible parties fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1997 the Company spent approximately $347,000 on remedial cleanups and related studies compared with approximately $447,000 spent for such purposes in 1996 and $325,000 for such purposes in 1995.

         The Company recovered approximately $1,309,000 in indemnification costs in 1995 under an environmental impairment insurance policy. The Company continues to negotiate further settlements.

         It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties, including uncertainties about the current status of the law and regulations, uncertainties surrounding remediation procedures, including the development of new technologies, the enactment of additional regulations, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), the apportionment of responsibility among identified PRPs in addition to the Company and insurance recoveries of Company costs, as well as information relating to individual sites. Subject to the foregoing, Company management believes its estimates of its liability are reasonable and anticipates that capital expenditures and the cost of remedial actions to comply with the current laws governing environmental protection will not have a material adverse effect upon its consolidated financial statements.

ITEM 2.  PROPERTIES

         Set forth below is certain information with respect to the Company's principal facilities:

                                                               Approximate
Location                           Principal Use               Square Feet                 Owned/Leased
--------                           -------------               -----------                 ------------
Newark, NJ                         Plant                        267,600                    Owned

Melrose Park, IL                   Chicago Plant                145,200                    Owned

Jacksonville, FL                   Plant                        130,200                    Owned

Pell City, AL                      Birmingham Plant             120,800                    Owned

Toronto, ON                        Executive Offices-           118,800                    Owned
                                   Subsidiary; Plant

Milford, MA                        Boston Plant                 110,500                    Owned

Cuyahoga Heights, OH               Cleveland Warehouse          106,000                    Owned

Colonial Heights, VA               Richmond Plant                92,800                    Owned

Mesquite, TX                       Dallas Plant                  87,300                    Owned

Flanders, NJ                       Central Laboratories,         78,000                    Owned
                                   Information Resource
                                   Center, Executive
                                   Offices - Subsidiary

St. Louis, MO                      Warehouse                     76,800                    Owned

Denver, CO                         Warehouse                     73,500                    Owned

Johnstown, NY                      Plant                         69,000                    Owned

Montreal, PQ                       Plant                         63,500                    Owned

Commerce, CA                       Los Angeles Plant             59,000                    Owned

Montvale, NJ                       Corporate Offices             57,000                    Owned

Glendale Heights, IL               Executive Offices-            57,000                    Leased (1)
                                   Subsidiary; Warehouse

Nutley, NJ                         Plant                         50,000                    Owned

Burlington, ON                     Plant                         46,600                    Owned

Seven Hills, NSW                   Plant                         43,600                    Leased (2)

Aldergrove, BC                     Vancouver Plant               39,400                    Owned

Santa Clara, CA                    Plant                         39,400                    Owned

-------------------------------
(1) Lease expires December, 2006, not including renewal options.

(2) Lease expires October, 1999, not including renewal options.

                                                               Approximate
Location                           Principal Use               Square Feet                 Owned/Leased
--------                           -------------               -----------                 ------------
Auckland, NZ                       Executive Offices-            30,700                    Owned
                                   Subsidiary; Plant

Seven Hills, NSW                   Executive Offices-            25,000                    Leased (2)
                                   Subsidiary; Warehouse


         The Company owns 9.32 acres of land in Lebanon, New Jersey, which is used as a testing facility. The Company also leases warehouse facilities in North Kansas City, Missouri; Bloomington, Minnesota; Newark, California; Auckland and Christchurch, New Zealand; Rocklea, QLD, Australia and in Concord, Edmonton, Saskatoon, Winnipeg, Dartmouth and Mount Pearl, Canada. Warehouse arrangements also exist in Portland, Oregon. In addition, the Company leases approximately 40 retail locations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 1997.



-----------------------------------
(2) Lease expires June, 2001, not including renewal option.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are elected each year by the directors of the Company, and are as follows:

Name                       Office                                        Age
----                       ------                                        ---

Richard Roob               Chairman of the Board of Directors;
                           Chief Executive Officer and Acting
                           Chief Financial Officer                       65


Yvan Dupuy                 President and Chief Operating Officer         46


Benjamin M. Belcher, Jr.   Executive Vice President                      63


Ward C. Belcher            Vice President-Operations                     51


Michael A. Bonner          Vice President-Technology                     48


James E. Henderson         Treasurer                                     46


Michael A. Kolind          Vice President - Business Development         45


John T. Rafferty           Secretary and General Counsel                 65


Ellen Singer               Vice President - Marketing                    41


Charles C. Vail            Senior Vice President and Vice President -
                           Human Resources and Administration            54


------------------------------

       All of the executive officers of the Company, except for Ms. Singer, have during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities. Ms. Singer was elected Vice President - Marketing on February 10, 1998 and had been the Director of Marketing of the Company since January 1, 1997 and the Corporate Marketing Manager from 1995 until 1996. Prior thereto, she was Business Director of Nabisco Foods Group from 1987 until 1995.

                                     PART II



ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND
            RELATED SECURITY HOLDER MATTERS

    There is no established public trading market for shares of the Company's common stock. The Company has in the past purchased shares of its common stock from shareholders in privately negotiated transactions. However, except with respect to shares distributed from its Employees' Stock Ownership Plan ("ESOP"), the Company is under no obligation to purchase shares from its shareholders and there can be no assurance that such purchases will be continued. As of March 2, 1998, the Company had approximately 1,780 shareholders.

    The following table sets forth the high and low price for shares in each quarter during 1997 and 1996 as determined by an independent appraisal firm engaged by the Company to determine fair value per share for purposes of small block transactions and transactions involving the ESOP, including purchases by the Company of shares distributed from the ESOP. The table also shows the dividends paid in each such quarter. The Company believes that, except for small block transactions and transactions involving the ESOP or distributed ESOP shares, the fair value of the Company's shares should reflect a discount from the appraised price after taking into account all the relevant circumstances.

                                     Price Range                          Dividends Paid
                           1997                      1996                  1997     1996
----------------------------------------------------------------------------------------
                     High         Low          High        Low
1st quarter         $74.61      $72.23        $79.89      $63.86         $  .42   $  .40
2nd quarter          76.24       71.81         68.68       65.32            .42      .40
3rd quarter          79.87       76.10         71.44       66.48            .42      .40
4th quarter          80.15       74.62         73.19       71.36            .42      .40
4th quarter-extra                                                           .37      .30
                                                                         ---------------
   Total                                                                 $ 2.05   $ 1.90
                                                                         ===============

ITEM 6. SELECTED FINANCIAL DATA


Selected Income Statement Data:
                                                                       Year Ended December  31,
                                                        1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
Net Sales:
   Trade sales coatings                             $614,919     $573,195     $513,215     $499,713     $471,738
   Production finishes coatings                       51,375       51,995       50,996       47,351       40,213
                                                   -------------------------------------------------------------
     Total                                          $666,294     $625,190     $564,211     $547,064     $511,951
                                                   =============================================================
Income before cumulative effect
   of change in accounting principle                $ 24,304     $ 43,339     $ 30,456     $ 41,322     $ 36,511
Net income                                          $ 30,635     $ 43,339     $ 30,456     $ 41,322     $ 36,511
Basic and diluted income before
   cumulative effect of change in
   accounting principle per share                   $   2.71     $   4.67     $   3.19     $   4.29     $   3.75
Basic and diluted net income per share              $   3.42     $   4.67     $   3.19     $   4.29     $   3.75
Common stock cash dividends:
   Declared per share                               $   2.08     $   1.92     $   1.80     $   1.81     $   1.68
   Paid per share                                   $   2.05     $   1.90     $   1.80     $   1.78     $   1.68


Selected Balance Sheet Data:
                                                                             December 31,
                                                        1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
Current assets                                     $ 222,775     $217,554     $212,611     $195,433     $188,237
Current liabilities                                   66,756       72,191       78,204       56,870       39,696
                                                   -------------------------------------------------------------
Working capital                                    $ 156,019     $145,363     $134,407     $138,563     $148,541
                                                   =============================================================
Total assets                                       $ 351,232     $330,997     $330,155     $304,088     $276,040
Long-term obligations                              $  14,649     $ 11,823     $ 12,176     $ 12,914     $ 14,453
Shareholders' equity - net                         $ 236,368     $232,933     $227,661     $221,538     $209,760
Book value per share of
  common stock (1) (2)                             $   27.92     $  27.45     $  25.99     $  25.30     $  23.28

Certain reclassifications have been made to the above selected financial data to conform to the method of presentation used in 1997.

(1) See Note 16 to Notes to Consolidated Financial Statements, Part II, Item 8 hereof.

(2) Book value per share is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share amounts)


    Operating Results 1997 vs. 1996

    Net sales of $666,294 in 1997, represented an increase of $41,104, or 6.6% over the comparable period in 1996. Excluding the effect of purchasing a majority interest of a retail operation in July of 1997, net sales increased 4.2% for the year versus 1996.

    Trade sales coatings in the United States increased by 3.5% in 1997 versus 1996, primarily as a result of volume increases. Net trade sales coatings in Canada were up 5.2% compared to 1996, also primarily resulting from volume increases. Production finishes coating sales, which amount to less than 10% of total sales, were essentially flat for 1997 as compared to 1996. Net retail sales of approximately $20,400 are included in total net sales since the purchase of a majority interest of a retail operation in July, 1997.

    Gross margin increased from 48.7% in 1996 to 50.7% for the year ended 1997. The improved gross margin in 1997 was the result of efficiencies in purchasing and manufacturing as well as lower raw material costs as compared to 1996.

    During the third quarter of 1997, the Company changed its method of computing depreciation on its fixed assets from the accelerated methods used in previous periods to the straight line method effective the beginning of 1997 (see Note 3 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The change was made to better match the depreciation costs of the assets to the revenue produced by them. The gross margin effect for 1997 resulted in an increase in gross margin of $1,734. Excluding the change in depreciation, the Company's 1997 gross margin would have been 50.4%. The change in depreciation method also reduced selling, general and administrative expenses by $1,663 in 1997.

    Selling, general and administrative expenses increased by $31,153 in 1997, primarily as a result of the following factors. The Company sold approximately $12,500 of dealer notes to a bank and recorded additional bad debt expense relating to recourse provisions contained in the agreement. The Company also recorded additional reserves for certain trade accounts and notes as a result of adverse developments with certain customers and tightened credit policies during 1997. Approximately $4,400 of impairment write-downs were recorded relating to identifiable assets, intangibles and goodwill associated with the Company's investment in Benjamin Moore Pacific Limited, smaller domestic acquisitions and, to a lesser extent, deferred software/systems costs. With respect to the write-downs of the identifiable intangibles and goodwill, such assessments were made on the basis of recent projections of undiscounted future cash flows from operations. The Company also recorded a charge of approximately $3,500 as a result of scrapping certain obsolete advertising materials associated with SKU reductions and the discontinuation of certain products in 1997. Other increases to selling, general and administrative expenses reflect costs associated with higher sales volume, and increased advertising and promotion expenses, principally related to the national introduction of certain new products. The increases in selling, general and administrative expenses were partially offset by the reduction in depreciation expense discussed above.

    During the third quarter of 1997, the Company recorded a pre-tax charge of approximately $33,388, including employee separation costs of $29,683, asset impairments of $1,975 and other costs of $1,730 (see Note 2 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). This charge results from the Company's announced plan to streamline its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment at closed facilities. This plan is expected to improve the Company's production operations through consolidation of manufacturing into those paint production facilities which are most cost effective. In connection with this plan, the Company closed two plants in 1997 and is scheduled to close another in early 1998 and has offered severance programs to affected employees. The charge also includes two Company-wide voluntary early retirement programs which were offered to all eligible employees. In total, more than 275 employees either accepted early retirement or will receive severance benefits as a result of the plant closings and the consolidation of certain functions. The costs of these programs, combined with the cost of other severance arrangements for employees not eligible to retire, and certain one-time costs relating to pension and medical plan enhancements and curtailment charges for these employees have been reflected in the restructuring charge as employee separation costs. Finally, asset impairments and other costs included in the restructuring charge consist of the write-down of property, plant and equipment, estimated decommissioning and maintenance costs of the scheduled closed facilities. As a result of the above mentioned restructuring, the Company expects to realize significant future cost savings.

    The decrease in other expense, net reflects lower interest expense on reduced bank borrowings in the United States and Canada. During the second half of 1997 there were no outstanding bank borrowings in the U.S and Canadian operations. Decrease in other expense, net is also the result of increased interest income from the significant cash balance on hand during the second half of 1997 as compared to 1996.

    Income before taxes, minority interest and cumulative effect of change in accounting principle was $24,205, a decrease of $18,311 when compared to the previous year due to the factors discussed above. The effective income tax rate in 1997 was 45.9% as compared to 42.7% in 1996. The increase in the effective tax rate in 1997 is due to increased losses in one of the companies foreign subsidiaries.

    As a result of the foregoing, the Company generated net income of $30,635 in 1997 as compared to $43,339 in 1996. Included in 1997's net income is the 1997 effect, and related cumulative effect, of the change from an accelerated depreciation method to the straight line method as previously discussed.

    Basic and diluted earnings per share for 1997, before and after the cumulative effect of the change in depreciation method, were $2.71 and $3.42, respectively, a decrease of $1.96 and $1.25, respectively, compared to 1996.

    Operating Results 1996 vs. 1995

    Net sales of $625,190 in 1996 represented an increase of $60,979 or 10.8% over the previous year, establishing a new record for the Company.

    Trade sales coatings registered increases in all geographic segments of the Company resulting in a unit sales gain of approximately 7%.

    Production finishes coatings sales, which recorded a modest increase of approximately $1,000 or 2%, continued to be sluggish in both the United States and Canada. Production finishes coatings sales represent less than 10% of the Company's total net sales.

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

    Financial Position and Liquidity

    Net cash flows provided by operating activities were $101,892 in 1997, which was $48,921 and $81,914 greater than in 1996 and 1995, respectively. Cash flow from operations continues to be the primary source of financing the Company's growth. The most significant elements affecting this improvement were the decrease of $30,024 in accounts and notes receivable and the decrease of $6,803 in notes receivable due after one year. Stronger cash flow from decreased receivables is largely attributed to tightened credit policies in 1997, resulting in higher cash collections from dealers, and the sale of approximately $12,500 of dealer notes to a bank in 1997.

    Net cash flows used in investing activities were $19,391 in 1997, an increase of $8,491 over 1996 and $12,060 over 1995. No major construction projects were in progress in 1997 and overall capital spending declined in 1997 as compared to 1996 and 1995. Included in 1997's cash flows used in investing activities is the purchase of a majority interest of a retail operation in July of 1997.

    Net cash flows used in financing activities of $49,721 represented an increase of $7,666 and $44,993 over two years prior. Cash flows relating to financing activities were principally used for payment of dividends, the repayment of short-term borrowings and the purchase of treasury stock.

    The purchase of treasury stock in 1997 amounted to $12,504, a decrease of $10,907 from the prior year, primarily due to the purchase of stock from shareholders in 1996 in order to provide liquidity for payment of estate taxes. The Company has generally financed its purchases of treasury stock from working capital as described above at Item 5, "Market Price of the Registrant's Common Stock and Related Security Holder Matters." During the three years ended December 31, 1997, the Company purchased 165,075, 434,580 and 157,738 shares, respectively, of its common stock.

    The Company reduced its net short-term borrowings by $21,610 and $3,013 in 1997 and 1996, respectively, as compared to increased net borrowings of $22,456 in 1995. There were no facility or line of credit borrowings by the U.S. and Canadian operations at December 31, 1997.

    Working capital increased to $156,019 at December 31, 1997 and the current ratio increased to 3.3:1 from 3.0:1 for the comparable period last year. Cash and cash equivalents were $43,899 at December 31, 1997, as compared to $11,365 at December 31, 1996, reflecting the Company's continued commitment to strengthening its balance sheet and cash position. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

     New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards for the Company are effective beginning in 1998. SFAS No. 130 will require the Company to add the reporting of Comprehensive Income to its financial statements. The Company is currently evaluating the impact of SFAS No. 131 on its segment disclosures.

     Year 2000

     Many of the Company's systems must be modified due to computer program limitations in recognizing dates beyond 1999. If not corrected, the systems could fail or cause erroneous results by, at or after January 1, 2000. Substantial changes to, and some replacements of, present systems will be needed to mitigate potential Year 2000 issues. Costs will be expensed as incurred in accordance with Emerging Issues Task Force (EITF) Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The Company is in the process of identifying and implementing solutions for the Company's systems and surveying its top vendors to assess its plans for year 2000 readiness. The Company plans to have critical systems for the year 2000 ready by mid-1999. The modification of systems will be performed by a composite of both Company personnel and external consultants. Management is in the process of determining the total anticipated cost for compliance with year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the independent auditors' report, are set forth on pages 16 through 34. The additional financial information set forth in Part IV and included herein should be read in conjunction with the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT


BENJAMIN MOORE & CO.:


We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benjamin Moore & Co. and Subsidiaries at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 1997 the Company changed its method of computing depreciation.




Deloitte & Touche LLP

Parsippany, New Jersey
February 27, 1998

Benjamin Moore & Co. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except per share amounts)

                                                                         1997              1996             1995
------------------------------------------------------------------------------------------------------------------
Net Sales (Notes 1 and 7)                                            $666,294          $625,190         $564,211
                                                                  ------------------------------------------------
Costs and Expenses:
   Cost of products sold                                              328,728           320,652          307,211
   Selling, administrative and general                                259,427           228,274          202,553
   Restructuring (Note 2)                                              33,388
   Other expense, net (Note 18)                                            46             2,076            1,647
                                                                  ------------------------------------------------
   Total costs and expenses                                           621,589           551,002          511,411
                                                                  ------------------------------------------------
Income Before Taxes, Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                                                44,705            74,188           52,800
Income Tax Provision (Note 17)                                         20,500            31,672           22,555
                                                                  ------------------------------------------------
Income Before Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                                                24,205            42,516           30,245
Minority Interest in Net Loss of
   Consolidated Subsidiaries                                              (99)             (823)            (211)
                                                                  ------------------------------------------------
Income Before Cumulative Effect of
   Change in Accounting Principle                                      24,304            43,339           30,456
Cumulative Effect of Change in
   Accounting Principle (Note 3)                                        6,331
                                                                  ------------------------------------------------
Net Income                                                          $  30,635         $  43,339        $  30,456
                                                                  ================================================

Basic and Diluted Earnings Per Share (Note 4):
Income Before Cumulative Effect of
   Change in Accounting Principle                                       $2.71             $4.67            $3.19
Cumulative Effect of Change in
   Accounting Principle                                                   .71
                                                                  ------------------------------------------------
Net Income                                                              $3.42             $4.67            $3.19
                                                                  ================================================

Cash Dividends Declared Per Share
   of Common Stock (Note 16)                                            $2.08             $1.92            $1.80
                                                                  ================================================

Proforma amounts assuming new method of
   depreciation applied retroactively (Note 3)

Pro forma net income                                                $  24,304         $  45,471        $  32,513
                                                                  ================================================

Pro forma basic and diluted net income per share                        $2.71             $4.90            $3.41
                                                                  ================================================


See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

                                                                                        1997            1996
------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                       $  43,899       $  11,365
   Accounts and notes receivable - net (Note 5)                                       83,966         110,855
   Inventories (Note 6)                                                               72,942          68,952
   Prepaid expenses                                                                    9,812          15,672
   Deferred income taxes (Note 17)                                                    12,156          10,710
                                                                                   -------------------------
      Total Current Assets                                                           222,775         217,554
Investments in Temporary Co-Ownerships (Note 7)                                        8,886           9,066
Property, Plant and Equipment - Net (Note 8)                                          88,062          80,169
Other Assets (Notes 5, 9 and 17)                                                      31,509          24,208
                                                                                   -------------------------
                  Total                                                            $ 351,232       $ 330,997
                                                                                   =========================

Liabilities and Shareholders' Equity
Current Liabilities:
   Short-term borrowings and current portion of long-term
      obligations (Notes 10 and 14)                                                $   6,800       $  29,545
   Accounts payable - trade                                                           22,142          23,910
   Other liabilities and accrued expenses (Note 11)                                   33,799          14,918
   Dividends payable                                                                   4,015           3,818
                                                                                   -------------------------
      Total Current Liabilities                                                       66,756          72,191
                                                                                   -------------------------
Pension and Other Long-Term Benefits (Note 9)                                         28,734          10,245
                                                                                   -------------------------
Long-Term Obligations (Notes 14 and 17)                                               14,649          11,823
                                                                                   -------------------------
Minority Interest in Net Assets of Consolidated Subsidiaries                           4,725           3,805
                                                                                   -------------------------
Commitments and Contingencies (Note 14)
Shareholders' Equity: (Notes 9 and 16)
   Preferred stock, $10 par value - authorized, 500,000 shares; issued - none
   Common stock, $10 par value - authorized, 40,000,000 shares;
     issued 13,164,312 at December 31, 1997 and 1996                                 131,643         131,643
   Additional paid-in capital                                                         32,632          31,580
   Retained earnings                                                                 229,251         217,244
   Accumulated currency translation adjustment                                        (3,809)         (3,270)
   Cost of treasury stock; 4,280,615 shares and
      4,130,727 shares at December 31, 1997 and 1996, respectively                  (141,683)       (129,247)
   Employees' stock ownership and stock purchase plan notes                          (11,666)        (15,017)
                                                                                   -------------------------
      Shareholders' Equity - Net                                                     236,368         232,933
                                                                                   -------------------------
                  Total                                                            $ 351,232       $ 330,997
                                                                                   =========================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except per share amounts)

                                                                             Accumulated     Cost   Employees' Stock
                                                   Additional                 Currency        of      Ownership and
                                        Common       Paid-in     Retained    Translation   Treasury  Stock Purchase
                                         Stock       Capital     Earnings    Adjustment      Stock     Plan Notes
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995               $131,643      $31,295     $178,296     $(4,018)   $ (93,772)     $(21,905)

   Net income for the year                                         30,456
   Cash dividends declared
      on common stock -
      $1.80 per share                                             (17,148)
   Sale and distribution of
      treasury stock - 3,399 shares                      232                                    18
   Treasury stock purchases
      and capital contribution -
      157,738 shares                                      37                               (12,083)
   Dividends credited to ESPP notes,
      net of interest                                                                                        607
   Note payments                                                                                           2,892
   Foreign currency
      translation adjustment                                                    1,111
                                       -----------------------------------------------------------------------------
Balance, December 31, 1995              131,643       31,564      191,604      (2,907)    (105,837)      (18,406)

   Net income for the year                                         43,339
   Cash dividends declared
      on common stock -
      $1.92 per share                                             (17,699)
   Distribution of
      treasury stock - 272 shares                         16                                     1
   Treasury stock purchases -
      434,580 shares                                                                       (23,411)
   Dividends credited to ESPP notes,
      net of interest                                                                                        592
   Note payments                                                                                           2,797
   Foreign currency
      translation adjustment                                                     (363)
                                       -----------------------------------------------------------------------------
Balance, December 31, 1996              131,643       31,580      217,244      (3,270)    (129,247)      (15,017)

   Net income for the year                                         30,635
   Cash dividends declared
      on common stock -
      $2.08 per share                                             (18,628)
   Sale and distribution of
      treasury stock - 15,187 shares                   1,052                                    68          (890)
   Treasury stock purchases -
      165,075 shares                                                                       (12,504)
   Dividends credited to ESPP notes,
      net of interest                                                                                        593
   Note payments                                                                                           3,648
   Foreign currency
      translation adjustment                                                     (539)
                                       -----------------------------------------------------------------------------
Balance, December 31, 1997             $131,643      $32,632     $229,251     $(3,809)   $(141,683)     $(11,666)
                                       =============================================================================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except per share amounts)

                                                                              1997            1996            1995
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                            $  30,635       $  43,339       $  30,456
   Cumulative effect of change in accounting principle                      (6,331)
                                                                         -----------------------------------------
   Income before cumulative effect of change in accounting principle        24,304          43,339          30,456
   Adjustments To Reconcile Net Income To Net Cash Flows
      Provided By Operating Activities:
         Restructuring charge                                               28,901
         Depreciation and amortization                                       7,809          12,008          10,568
         Write-off of obsolete advertising materials                         3,444
         Write-off of goodwill, intangibles and other assets                 4,364
         Deferred income taxes                                             (11,684)           (209)           (377)
         Minority interest in net loss of consolidated subsidiaries            (99)           (823)           (211)
         Loss on disposal of equipment                                          45              75              39
         Pension and other long-term benefits                                4,101           3,529           1,353
         Other                                                                  43            (322)             92
      Changes In Assets And Liabilities:
         Decrease (increase) in accounts and notes receivable               30,024          (5,601)        (12,158)
         Decrease (increase) in inventories                                  1,962           2,633          (6,757)
         Decrease (increase) in prepaid expenses                             2,196           3,430          (1,654)
         Decrease (increase) in notes receivable due after one year          6,803           1,818            (323)
         (Increase) decrease in other assets                                (3,365)          1,808            (623)
         Increase (decrease) in other liabilities                            3,044          (8,714)           (427)
                                                                         -----------------------------------------
            Net Cash Flows Provided By Operating Activities                101,892          52,971          19,978
                                                                         -----------------------------------------

Cash Flows From Investing Activities:
   Proceeds from sale of fixed assets                                           87              19              49
   Payments for purchase of plant, equipment
      and acquisitions                                                     (19,547)        (11,412)        (15,215)
   Net proceeds from sale of short-term investments                                                         12,572
   Investments in temporary co-ownerships                                     (941)         (1,617)         (5,541)
   Proceeds from sales of temporary co-ownership interests                   1,010           2,110             804
                                                                         -----------------------------------------
            Net Cash Flows Used In Investing Activities                    (19,391)        (10,900)         (7,331)
                                                                         -----------------------------------------

Cash Flows From Financing Activities:
   Payment of dividends                                                    (17,836)        (17,076)        (16,592)
   Payment of dividends to minority shareholders                              (287)           (252)           (220)
   (Repayments) proceeds of short-term borrowings, net                     (21,610)         (3,013)         22,456
   Proceeds from sale of treasury stock                                         68                             219
   Payments for purchase of treasury stock                                 (12,504)        (23,411)        (12,083)
   Repayments of long-term obligations                                      (1,200)         (1,100)         (1,400)
   Payments received on employees' stock ownership and
      stock purchase plan notes                                              3,648           2,797           2,892
                                                                         -----------------------------------------
            Net Cash Flows Used In Financing Activities                    (49,721)        (42,055)         (4,728)
                                                                         -----------------------------------------
Effect Of Exchange Rate Changes On Cash                                       (246)             (7)              2
                                                                         -----------------------------------------
Net Increase In Cash and Cash Equivalents                                   32,534               9           7,921
Cash and Cash Equivalents At Beginning Of Year                              11,365          11,356           3,435
                                                                         -----------------------------------------
Cash and Cash Equivalents At End Of Year                                 $  43,899       $  11,365       $  11,356
                                                                         =========================================

Supplemental Cash Flow Information:
   Interest paid                                                         $   2,735       $   3,674       $   2,959
   Income taxes paid                                                     $  30,505       $  29,663       $  27,096

Supplemental Schedule of Noncash Investing
   and Financing Activities:
   Additions to obligations under capital leases                                                         $     224
   Issuance of employees' stock purchase plan notes                      $     890

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except per share amounts)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements include the operations of Benjamin Moore & Co. and all majority-owned subsidiaries ("the Company") except for Temporary Co-Ownerships as explained in Note 7 below. All balances and transactions between subsidiaries are eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents include commercial paper of $37,654 in 1997 and $8,000 in 1996, all with original maturities of less than three months. The carrying amount of these investments approximates fair value.

     Inventories

     Inventories are valued at lower of cost, determined by the use of the last-in, first-out (LIFO) method, or market.

     Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. The major classes of property along with the depreciation and amortization methods and their estimated useful lives are set forth below:

                                                                       Estimated
Asset                     Depreciation and Amortization Methods      Useful Life
--------------------------------------------------------------------------------
Buildings                 Straight-line                                  40 yrs.
Machinery and equipment   Straight-line                                  10 yrs.
Furniture and fixtures    Straight-line                                  10 yrs.
Automobiles and trucks    Straight-line                                 3-6 yrs.
Leasehold improvements    Straight-line                       Over Life of Lease


     As discussed in Note 3, during 1997 the Company changed the method of computing depreciation on its fixed assets and modified certain of its assets' estimated useful lives.

     Intangible Assets

     Included in other assets, intangible assets resulting from acquisitions amounting to $15,634 and $9,724 at December 31, 1997 and 1996, respectively, are valued at cost and are being amortized over their estimated useful lives which range from two to thirty-five years. During 1997, 1996 and 1995 amortization of such intangibles amounted to $4,085, $923 and $1,124, respectively. Included in the 1997 amortization of intangibles is the effect of approximately $3,700 of impairment writedowns of intangibles and goodwill associated with the Company's investment in Benjamin Moore Pacific Limited and other small acquisitions.

     Long-lived Assets

     The Company evaluates the recoverability of its long-lived assets over their remaining useful lives by projecting operating cash flows to be generated on an undiscounted basis. As of December 31, 1997, the Company believes that the existing balances of its long-lived assets are recoverable.

     Revenue Recognition

     Revenues are recorded when products are shipped.

     Pension Expense

     It is the Company's policy to fund all qualified pension costs based on calculations made by independent actuaries. Unrecognized net assets are being amortized over 16-2/3 years for the United States plan and 15 years for the Canadian plan.

     Stock Options

     The Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25. The fair value of such options has not been estimated because the effect of these issuances is not material to the Company's consolidated financial statements.

     Advertising Expenses

     The cost of advertising is expensed as incurred. Advertising expenses amounted to $44,626, $37,659 and $34,475 in 1997, 1996 and 1995, respectively.

     Research and Development Costs

     Research and development and quality control expenditures amounted to $12,496, $13,787 and $15,506 in 1997, 1996 and 1995, respectively. Quality control expenditures aggregated $3,943, $3,928 and $5,636, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

     Provision for Income Taxes

     The Company and its 80% or more owned subsidiaries file a consolidated tax return. The Company provides deferred income taxes on temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. Tax credits are included as a reduction of income tax expense in the year the credits arise.

     Foreign Currency Translation

     All balance sheet accounts of foreign subsidiaries are translated to United States dollars at current exchange rates. The income statements are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

     Estimates

     The preparation of the Company's financial statements, in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards are effective for the Company beginning in 1998. SFAS No. 130 will require the Company to add the reporting of Comprehensive Income to its financial statements. The Company is currently evaluating the impact of SFAS No. 131 on its segment disclosures.

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the method of presentation used in 1997.

2.   RESTRUCTURING

     During the third quarter of 1997, the board of directors approved and implemented a strategic restructuring program designed to improve operating efficiency and industry competitiveness. This plan resulted in the Company recording a pre-tax charge of $33,388 including employee separation costs of $29,683 and asset impairments and other charges of $3,705. The Company streamlined its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment. Activities associated with the restructuring plan included two voluntary early retirement programs, the cessation of manufacturing operations at three production facilities and a reduction in excessive plant management at all remaining plants. These programs when combined with severance for staff reductions affected over 275 employees. Cessation of manufacturing costs consist of the write-down of property, plant and equipment, decommissioning and maintenance costs.

     Over 90% of all separations were completed during 1997 with the majority of the remaining separations to be completed during 1998. As of December 31, 1997, approximately $4,400 has been paid and charged against the liability primarily for severance and other benefit related items. The restructuring charge reduced net income for the year ended December 31, 1997 by $20,033 or $2.23 per share.


3. CHANGE IN ACCOUNTING PRINCIPLE

     In 1997, the Company changed the method of computing depreciation on its fixed assets from the accelerated methods used in previous periods to the straight-line method. The change was made because the straight-line method better matches the depreciation costs of the assets to the revenue produced by them. This change also makes the Company's depreciation policy more comparable to the policies used within its industry. The retroactive application of the new method resulted in a cumulative effect adjustment of $6,331 (net of $4,234 in income taxes) which is included in net income for the year ended December 31, 1997. The effect of the change on the year ended December 31, 1997, was to increase net income before the cumulative effect of the change in accounting principle by $1,960 million ($.22 per share). In conjunction with this change, the Company also changed estimated useful lives of certain of its assets to more appropriately reflect the period of time over which such assets are expected to generate revenues. Pro forma amounts are presented in the Statement of Income showing the effect of applying the new method retroactively.


4. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earning per share is computed by dividing net income by the weighted-average number of shares outstanding. For the Company, diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

     All earnings per share figures presented herein have been computed in accordance with the adoption of SFAS No. 128. This adoption did not have an effect on 1997 or previously reported amounts.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                                               Year Ended December 31,
                                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
   Weighted average common shares outstanding                        8,960,374        9,279,127         9,541,257
Diluted earnings per common share:
   Plus stock options assumed to be exercised                            4,761                              6,214
                                                                  -----------------------------------------------
Denominator for diluted earnings per common share                    8,965,135        9,279,127         9,547,471
                                                                  ===============================================

5. ACCOUNTS AND NOTES RECEIVABLE
                                                              December 31,
                                                      1997                  1996
--------------------------------------------------------------------------------
Trade                                              $93,300              $119,268
Other                                                1,183                   946
                                                 -------------------------------
    Total                                           94,483               120,214
Less allowance for doubtful accounts                10,517                 9,359
                                                 -------------------------------
    Net                                            $83,966              $110,855
                                                 ===============================

     During 1997, the Company sold approximately $12,500 of current and long-term dealer notes to a bank (see Note 14). Trade notes receivable, net of reserves, due after one year amounted to $4,911 and $11,716 at December 31, 1997 and 1996, respectively, and are included in other assets in the accompanying balance sheets. The carrying amount of notes receivable approximates fair value.


6. INVENTORIES                                                December 31,
                                                      1997                 1996
--------------------------------------------------------------------------------
Finished goods                                     $49,369               $40,988
Raw materials                                       23,573                27,964
                                                 -------------------------------
    Total                                          $72,942               $68,952
                                                 ===============================

     If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used, inventory would have been $13,817 and $16,012 higher than reported at December 31, 1997 and 1996, respectively.

     Work-in-process is not significant, due to the brief production cycle, and is included with raw materials.

7. INVESTMENTS IN TEMPORARY CO-OWNERSHIPS

     Investments in Temporary Co-Ownerships are carried at cost less a reserve for impairments. These investments in the capital stock of retail paint stores are non-interest bearing financing arrangements. All increases in equity from earnings accrue solely to the benefit of the independent co-owners. The Company sells its products to Temporary Co-Ownerships at the same prices and terms used in transactions with other customers. A reasonable estimate of fair value of the investments in Temporary Co-Ownerships could not be made without incurring excessive costs.


8. PROPERTY, PLANT AND EQUIPMENT                              December 31,
                                                       1997                1996
--------------------------------------------------------------------------------
Land                                               $  8,012             $  8,447
Buildings                                            65,489               65,803
Machinery, equipment and leasehold improvements     104,582              106,025
                                                 -------------------------------
    Total                                           178,083              180,275
Less accumulated depreciation and amortization       90,021              100,106
                                                 -------------------------------
    Property, plant and equipment-net              $ 88,062             $ 80,169
                                                 ===============================

9. EMPLOYEE BENEFIT PLANS

     Pension Plans

     The Company and its subsidiaries have retirement income plans covering substantially all employees. The benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

     The funded status and amounts recognized in the Company's balance sheets at December 31, 1997 and 1996, as determined by independent actuaries, are presented below:

                                                      December 31, 1997                   December 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                United States       Canadian        United States      Canadian
                                                    Plans             Plans             Plans            Plans
Actuarial present value of:
   Vested benefit obligation                       $ 131,597        $  12,558        $ 106,686        $  11,930
                                                   ============================================================
   Accumulated benefit obligation                  $ 134,358        $  12,558        $ 109,892        $  11,930
                                                   ============================================================
Projected benefit obligation for
   service rendered to date                        $ 153,855        $  16,074        $ 131,200        $  13,778

Plan assets at fair value (plan assets
   are invested primarily in insurance
   contracts, equities and bonds)                    166,721           18,585          142,818           17,238
                                                   ------------------------------------------------------------
Projected benefit obligation
   less than plan assets                              12,866            2,511           11,618            3,460

Unrecognized net (gain) loss from past
   experience different from that assumed            (21,380)             819          (14,336)              66

Prior service cost not yet recognized
   in net periodic pension cost                        2,794              327            3,384              372

Unrecognized transition asset, net
   of amortization                                    (1,614)          (1,549)          (1,960)          (1,885)
                                                   ------------------------------------------------------------
Accrued pension (cost) credit recognized
   in pension and other long-term
   benefits/other assets on the balance
   sheet before adjustment                            (7,334)           2,108           (1,294)           2,013

Adjustment to reflect additional
   minimum liability                                    (886)                           (1,014)
                                                   ------------------------------------------------------------
Accrued pension (cost) credit recognized
   in pension and other long-term
   benefits/other assets on the
   balance sheet after adjustment                  $  (8,220)       $   2,108        $  (2,308)       $   2,013
                                                   ============================================================

     Net pension costs include the following components:

                                                                    1997              1996              1995
------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                  $  3,839          $  4,221          $  3,315

Interest cost on projected benefit obligation                     11,122            10,431            10,340

Actual return on plan assets                                     (34,307)          (19,655)          (26,198)

Net amortization and deferral                                     19,679             6,726            15,049
                                                                --------------------------------------------
   Net periodic pension cost                                    $    333          $  1,723          $  2,506
                                                                ============================================


     As described in Note 2, the Company offered two voluntary early retirement programs during 1997 that provided employees electing to retire within the prescribed period with enhanced benefits. During 1997, the Company recorded a net $5,777 charge for curtailment accounting and benefit enhancements.

     The assumptions used in developing the projected benefit obligation as of December 31 were generally as follows:

                                                                    1997              1996             1995
------------------------------------------------------------------------------------------------------------
Discount rate                                                          7%             7.5%                7%
Rate of increase in compensation                                       4%               4%                4%
Expected return on assets                                              9%               9%                9%

     Postretirement Medical and Life Insurance Plans

     The Company also provides medical and life insurance benefits that cover United States and Canadian employees of the Company and its subsidiaries. Substantially all employees are covered by a postretirement health care plan which is contributory for employees retiring on or after January 1, 1993, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by the same percent increase experienced by the net incurred charges through 1998, after which all future cost increases will be passed on to the retirees.

     As of December 31, 1997, the Company has not established any specific funding policy for these plans.

     The following table sets forth the plans' status reconciled with the amount shown in the Company's statement of financial position at December 31, 1997 and 1996.

                                                       December 31, 1997                  December 31, 1996
----------------------------------------------------------------------------------------------------------------
                                                   Medical            Life             Medical           Life
                                                  Benefits          Insurance         Benefits         Insurance
Accumulated postretirement benefit obligation:
     Retirees                                    $(28,425)        $ (2,140)           $(13,081)          $(1,167)
     Fully eligible active plan participants       (1,128)             (62)             (3,966)             (219)
     Other active plan participants                (5,770)            (320)             (6,820)             (322)
                                                 ----------------------------------------------------------------

Accumulated postretirement benefit
   obligation in excess of plan assets            (35,323)          (2,522)            (23,867)           (1,708)

Unrecognized net loss or (gain) from past
   experience different from that assumed
   and from changes in assumptions                  1,604              386                 164               (91)

Unrecognized transition obligation                 16,082            1,030              16,643             1,062
                                                 ----------------------------------------------------------------

Accrued postretirement benefit cost
   recognized in pension and other
   long-term benefits on the
   balance sheet                                 $(17,637)        $ (1,106)           $ (7,060)         $   (737)
                                                 ================================================================

   Net periodic postretirement benefit cost includes the following components:

                                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Service cost-benefits attributed to service during the period        $    540          $    530         $    393

Interest cost on accumulated postretirement benefit obligation          2,444             1,788            1,848

Net amortization and deferral                                           1,519             1,107            1,107
                                                                     -------------------------------------------
Net periodic postretirement benefit cost                             $  4,503          $  3,425         $  3,348
                                                                     ===========================================

    As described in Note 2, the Company offered two voluntary early retirement programs during 1997 that provided employees electing to retire within the prescribed period with enhanced benefits. During 1997, the Company recorded a net $8,696 charge for the enhanced benefits.

    The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Current year health care trend rate                                       11%               10%              10%
Ultimate health care trend rate                                            6%                4%               4%
Discount rate                                                              7%              7.5%               7%

     A one percent increase in the annual health care trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1997 by $529 as well as increased the postretirement expense in 1997 to $52. The Company expects to achieve the ultimate health care trend rate within fifteen years.

     Postemployment Benefits

     The Company accrues for benefits provided to former or inactive employees after employment but before retirement. The liability related to these benefits at December 31, 1997 is approximately $1,266 and is recorded in pension and other long-term benefits.

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

     Contributions to the ESOP amounted to $1,317, $1,272 and $1,227 in 1997, 1996 and 1995, respectively. The fair value of the shares held by the ESOP amounted to $33,592 and $34,981 at December 31, 1997 and 1996, respectively.

     The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Canadian Company's employees. The Canadian subsidiary contributed approximately $217, $183 and $153 to the Canadian plan trust fund in 1997, 1996 and 1995, respectively.

     Stock Option Plan

     During 1993, the Company adopted a Stock Option Plan. The Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, may be granted. The options become fully vested over a period of up to four years or upon retirement or death and expire ten years from date of grant. During 1993, the Company granted options to purchase 233,785 shares at an option price of $73.26 per share, which was the fair value at the date of grant as determined by independent appraisal. During 1997, 1,085 options were exercised and in 1996 no options were exercised. During 1997 and 1995, 25,000 and 1,000 options, respectively, were granted to certain employees of the Company. At December 31, 1997 options to purchase 169,122 shares were exercisable.

10. SHORT-TERM BORROWINGS

    Information regarding the Company's arrangements with banks in the United States, Canada, New Zealand and Australia for short-term lines of credit follows:

                                                                                         December 31,
                                                                                1997                        1996
----------------------------------------------------------------------------------------------------------------
Outstanding borrowings at end of year                                       $  4,967                     $28,165
Average interest rate on outstanding
   borrowings at end of year                                                    6.5%                        6.2%
Unused portion of lines of credit at end of year                             $89,659                     $73,199

    There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.


11. OTHER LIABILITIES AND ACCRUED EXPENSES

                                                                                          December 31,
                                                                                1997                        1996
----------------------------------------------------------------------------------------------------------------
Income taxes payable                                                         $ 3,285                     $   959
Restructuring - current portion                                               11,311
Salaries, wages and commissions                                                6,568                       7,094
Customer discounts and allowances                                              4,129                       2,802
Other                                                                          8,506                       4,063
                                                                             -----------------------------------
     Total                                                                   $33,799                     $14,918
                                                                             ===================================

     The current portion of the restructuring reserve shown above primarily consists of severance and other related liabilities.

12. GEOGRAPHIC SEGMENT INFORMATION

     The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the United States, Canada, New Zealand and Australia. Transfers between geographic areas are not significant and are eliminated in consolidation. Assets and operating results by geographic area are as follows:

Net Sales:
                                                     New Zealand
                    United States      Canada       and Australia   Consolidated
                    -------------      ------       -------------   ------------

1997                 $  573,091      $  75,709        $  17,494       $  666,294

1996                 $  541,830      $  71,821        $  11,539       $  625,190

1995                 $  496,539      $  62,560        $   5,112       $  564,211


Income (Loss) Before Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle:

1997                 $   39,959      $   8,499        $  (3,753)      $   44,705

1996                 $   69,793      $   7,608        $  (3,213)      $   74,188

1995                 $   49,488      $   4,978        $  (1,666)      $   52,800


Identifiable Assets:

1997                 $  294,969      $  44,955        $  11,308       $  351,232

1996                 $  271,675      $  44,220        $  15,102       $  330,997

1995                 $  279,655      $  41,015        $   9,485       $  330,155


13. ENVIRONMENTAL MATTERS

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

     The Company has accrued approximately $2,922 for estimated potential cleanup costs based upon its monitoring of ongoing activities and its past experience with these matters.

14. LONG-TERM OBLIGATIONS

    Included in long-term obligations is long-term debt as follows:


                                                          December 31,
                                                     1997              1996
---------------------------------------------------------------------------
ESOP loan payable                                  $2,700            $3,900
Bank debt (interest ranging from 7% - 10.5%)        1,332
                                                   ------------------------
     Total                                          4,032             3,900
Less current maturities                             1,628             1,200
                                                   ------------------------
     Long-term debt                                $2,404            $2,700
                                                   ========================

     Aggregate maturities of long-term debt for the next five years are as follows: 1998 - $1,628; 1999 - $1,702; 2000 - $311; 2001 - $291 and 2002 - $100.

     At December 31, 1997 and 1996, the Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $16,800 and $5,234, respectively, relating to financing arrangements between a bank and such third parties, to whom the Company sells merchandise. It is not practical to estimate the fair value of the guarantee. As of December 31, 1997 the Company has a reserve of $3,186 included in long-term obligations for recourse provisions resulting from the sale of notes as described in Note 5.

15. LEASES

     The Company leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under operating leases expiring at various dates.

     Minimum future obligations under leases as of December 31, 1997 are as follows:


Year ending December 31,                                                Total
--------------------------------------------------------------------------------
1998                                                                  $ 6,236
1999                                                                    5,269
2000                                                                    3,850
2001                                                                    2,746
2002                                                                    1,775
Thereafter                                                              7,152
                                                                      -------
   Total minimum lease payments                                       $27,028
                                                                      =======

     Rental expense on operating leases (including amounts based on equipment usage) was approximately $9,857, $8,291 and $8,505 for the years ended December 31, 1997, 1996 and 1995, respectively.

16. SHAREHOLDERS' EQUITY

     In 1978 the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan (ESPP). Under the Plan, as restated to reflect stock dividends, up to an aggregate of 1,600,000 shares of Common Stock held in the treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm at the date of offering. Since 1979, 639,665 shares have been sold to employees under the Plan.

     Notes receivable outstanding with respect to the above referenced Plan, as well as the Stock Option Plan and the ESOP note receivable, as of December 31, 1997 and 1996 are reflected in the balance sheets as reductions in shareholders' equity. The notes received by the Company relative to the ESPP offerings since 1991 are non-interest bearing. Notes received by the Company relative to the Stock Option Plan bear interest at the then current rates of interest.

     Treasury stock is reflected at acquisition value, determined by the use of the first-in, first-out (FIFO) method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

     A reconciliation of the number of common shares outstanding is as follows:

                                                                             Shares of Common Stock
                                                                Issued            Treasury            Outstanding
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                      13,164,312          3,542,080           9,622,232
Sale and distribution of treasury stock                                              (3,399)              3,399
Treasury stock purchases                                                            157,738            (157,738)
                                                              --------------------------------------------------
Balance, December 31, 1995                                    13,164,312          3,696,419           9,467,893
Distribution of treasury stock                                                         (272)                272
Treasury stock purchases                                                            434,580            (434,580)
                                                              --------------------------------------------------
Balance, December 31, 1996                                    13,164,312          4,130,727           9,033,585
Sale and distribution of treasury stock                                             (15,187)             15,187
Treasury stock purchases                                                            165,075            (165,075)
                                                              --------------------------------------------------
Balance, December 31, 1997                                    13,164,312          4,280,615           8,883,697
                                                              ==================================================

17. INCOME TAXES

    The composition of the income tax provision is as follows:

                                                                          1997              1996            1995
----------------------------------------------------------------------------------------------------------------
State and local income taxes                                           $ 3,523           $ 5,148         $ 4,627
Foreign income taxes                                                     4,032             3,418           2,056
Federal income taxes:
     Current                                                            24,629            23,054          15,851
     Deferred                                                          (11,684)               52              21
                                                                      ------------------------------------------
        Total                                                          $20,500           $31,672         $22,555
                                                                      ==========================================

     Deferred income taxes represent the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, primarily as follows:

                                                                                           1997             1996
----------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
Pension and employee benefit related items                                              $10,613          $ 4,606
Accounts receivable and recourse reserves                                                 4,621            2,686
Restructuring                                                                             4,327
Inventory reserves                                                                        3,098              715
Claims reserves                                                                           2,204            2,045
Valuation reserves                                                                        1,791            2,125
Other                                                                                     1,409               88
                                                                                        ------------------------
     Total deferred tax assets                                                          $28,063          $12,265
                                                                                        ========================

Deferred Tax Liabilities:
Property, plant and equipment                                                           $ 8,557          $ 6,870
Temporary Co-Ownership related items                                                      2,306
Pension and employee benefit related items                                                  900              779
                                                                                        ------------------------
     Total deferred tax liabilities                                                     $11,763          $ 7,649
                                                                                        ========================



     A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                      35.0%            35.0%             35.0%
Effect of:
     State and local income taxes                                        5.1              4.5               5.7
     Foreign income taxes                                                5.0              2.5               1.7
     Other - net                                                          .8               .7                .3
                                                                       -----------------------------------------
Effective tax rate                                                      45.9%            42.7%             42.7%
                                                                       =========================================

     The Company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $33,619, $30,293 and $27,909 at December 31, 1997, 1996 and 1995, respectively, because the Company intends to reinvest such earnings indefinitely.

18. OTHER EXPENSE, NET

    The components of other expense and (income), net are as follows:

                                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Other income                                                          $(2,663)          $(1,698)         $(1,502)
Interest expense                                                        2,664             3,626            3,110
Loss on the disposal of fixed assets                                       45                75               39
Other expense                                                                                73
                                                                      ------------------------------------------
     Net                                                              $    46           $ 2,076          $ 1,647
                                                                      ==========================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 4, 5 and 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" at page 21 of the Company's Proxy Statement dated March 23, 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at page 9 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION" and "SEVERANCE ARRANGEMENTS" at pages 8, 9, 10, 11 and 15 of the Company's Proxy Statement dated March 23 , 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

         Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 23, 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

         (b)      Security Ownership of Management

         Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 6, 7 and 8 of the Company's Proxy Statement dated March 23 , 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

         (c)      Changes in Control

         To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at pages 11 and 12 of the Company's Proxy Statement dated March 23, 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)     (1)  List of Financial Statements Included Under Item 8
             of this Report

             Independent Auditors' Report                                 16

             Consolidated Statements of Income for the Years Ended
                 December 31, 1997, 1996 and 1995                         17

             Consolidated Balance Sheets, December 31, 1997
                 and 1996                                                 18

             Consolidated Statements of Shareholders' Equity for
                 the Years Ended December 31, 1997, 1996 and 1995         19

             Consolidated Statements of Cash Flows for the Years
                 Ended December 31, 1997, 1996 and 1995                   20

             Notes to Consolidated Financial Statements for the Years
                 Ended December 31, 1997, 1996 and 1995                21 - 34

         (2) Financial Statement Supplemental Schedule

             II       Consolidated Valuation and Qualifying Accounts
                      For the Years Ended December 31,
                      1997, 1996 and 1995                                 42

         All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

         The individual financial statements of the Company have been omitted because the Company is primarily an operating Company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1997 and 1996.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

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

            (21)       Subsidiaries of the Company                       Page 44

            (23)       Consent of Experts and Counsel                    Page 45

            (27)       Financial Data Schedule                           Page 46

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 23rd day of March, 1998.


                                                   BENJAMIN MOORE & CO.


                                                   By /s/ Yvan Dupuy
                                                      ---------------------
                                                       Yvan Dupuy
                                                   President and Chief
                                                    Operating Officer



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

         Signature                                   Title                                        Date
         ---------                                   -----                                        ----
                                            Chairman of the Board of
                                            Directors and Chief
                                            Executive Officer;
                                            (Principal Executive
                                            Officer); Acting Chief Financial
      /s/ Richard Roob                      Officer and Director                             March 20, 1998
------------------------------
        Richard Roob

                                            President and Chief
                                            Operating Officer;
       /s/ Yvan Dupuy                       Director                                         March 20, 1998
------------------------------
         Yvan Dupuy


     /s/ Edward G. Klein                    Corporate Controller                             March 20, 1998
------------------------------
       Edward G. Klein


/s/ Benjamin M. Belcher, Jr.                Director                                         March 20, 1998
------------------------------
   Benjamin M. Belcher, Jr.


      /s/ W. C. Belcher                     Director                                         March 20, 1998
------------------------------
       Ward C. Belcher


/s/ Charles H. Bergmann, Jr.                Director                                         March 20, 1998
------------------------------
   Charles H. Bergmann, Jr.


  /s/ Frederick J. Costello                 Director                                         March 20, 1998
------------------------------
    Frederick J. Costello


       /s/ W. J. Fritz                      Director                                         March 20, 1998
------------------------------
      William J. Fritz


     /s/ R.  J. Hodgson                     Director                                         March 20, 1998
------------------------------
      Robert J. Hodgson


        /s/ G. Moore                        Director                                         March 20, 1998
------------------------------
       Gerald W. Moore


   /s/ John C. Moore, Jr.                   Director                                         March 20, 1998
------------------------------
     John C. Moore, Jr.

         Signature                                   Title                                        Date
         ---------                                   -----                                        ----


                                            Director                                         March 20, 1998
------------------------------
     Robert H. Mundheim

                                            Director                                         March 20, 1998
------------------------------
      Michael C. Quaid

     /s/ Charles C. Vail                    Director                                         March 20, 1998
------------------------------
       Charles C. Vail

      /s/ Ward B. Wack                      Director                                         March 20, 1998
------------------------------
        Ward B. Wack

     /s/ Sara B. Wardell                    Director                                         March 20, 1998
------------------------------
       Sara B. Wardell

      /s/ M. C. Workman                     Director                                         March 20, 1998
------------------------------
     Maurice C. Workman

                                   SCHEDULE II


                      BENJAMIN MOORE & CO. and Subsidiaries
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



------------------------------------------------------------------------------------------------------------------------------------
        Column  A             Column  B                     Column  C                  Column  D             Column  E
------------------------------------------------------------------------------------------------------------------------------------
                               Additions
                              Balance At          Charged To          Charged
                               Beginning           Costs And         To Other                              Balance At
       Description              Of Year            Expenses          Accounts          Deductions          End of Year
       -----------              -------            --------          --------          ----------          -----------
     Allowance For
   Doubtful Accounts:

          1997 ...............$  9,359            $  19,551           $  379           $ 18,772 (1)          $10,517
                              ======================================================================================================
          1996 ...............$  7,662            $   6,495           $    -           $  4,798 (1)          $ 9,359
                              ======================================================================================================
          1995 ...............$  7,329            $   4,317           $    -           $  3,984 (1)          $ 7,662
                              ======================================================================================================

      Reserve For
      Inventories:

          1997                $     0             $   2,000           $    -           $    -                $ 2,000
                              ======================================================================================================

(1) Accounts Receivable Written Off - Net of Recoveries

INDEPENDENT AUDITORS' REPORT



Benjamin Moore & Co.:


We have audited the financial statements of Benjamin Moore & Co. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998, which report includes an explanatory paragraph relating to the change in the method of computing depreciation; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Benjamin Moore & Co. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP

Parsippany, New Jersey
February 27, 1998