Form 10-Q
period 1998-03-31
MOORE BENJAMIN & CO
filed 1998-05-12
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 1998 Commission File Number      0-8894
                          --------------                       --------------


                              Benjamin Moore & Co.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                  New Jersey                                13-5256230
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

     51 Chestnut Ridge Road, Montvale, New Jersey          07645
--------------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code      (201) 573-9600
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

                                Yes    X              No
                                    -------               --------

As of May 7, 1998, 8,818,614 shares of Common Stock of the registrant were issued and outstanding.

                              (Page 1 of 11 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I. Financial Information

       Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1998 and 1997 ....................     3


       Condensed Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997 ..........................     4


       Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997 ....................     5


       Notes to Condensed Consolidated Financial Statements ..............    6 - 7


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................    8 - 9


Part II. Other Information ...............................................    10

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          -------------------------------
                                                                              1998              1997
                                                                           (Unaudited)       (Unaudited)

Net Sales ............................................................    $     152,403     $     138,135
                                                                          -------------     -------------
Costs and expenses:
    Cost of products sold ............................................           80,324            71,272
    Selling, general and administrative ..............................           58,584            57,439
    Other (income) expense, net ......................................             (535)              174
                                                                          -------------     -------------
        Total costs and expenses .....................................          138,373           128,885
                                                                          -------------     -------------

Income before taxes and minority
   interest ..........................................................           14,030             9,250

Income tax provision .................................................            5,984             4,197

Minority interest in net loss of
   subsidiaries ......................................................              (11)              (89)
                                                                          -------------     -------------
Net income ...........................................................    $       8,057     $       5,142
                                                                          -------------     -------------
                                                                          -------------     -------------
Cash dividends declared per share of
   common stock ......................................................    $         .45     $         .42
                                                                          -------------     -------------
                                                                          -------------     -------------
Basic and diluted earnings per share
   (Note 4) ..........................................................    $         .91     $         .57
                                                                          -------------     -------------
                                                                          -------------     -------------
Proforma amounts assuming new method
   of depreciation applied retroactively (Note 5):

     Net income ......................................................    $       8,057     $       5,658
                                                                          -------------     -------------
                                                                          -------------     -------------
     Pro forma basic and diluted earnings per
       share .........................................................    $         .91     $         .63
                                                                          -------------     -------------
                                                                          -------------     -------------



See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            March 31,      December 31,
                                                                              1998              1997
                                                                           (Unaudited)           (a)
                                     ASSETS

Current assets:
    Cash and cash equivalents ........................................    $      32,105     $      43,899
                                                                          -------------     -------------
    Accounts and notes receivable - net ..............................          110,465            83,966
                                                                          -------------     -------------
    Inventories:
     Finished goods ..................................................           48,815            49,369
     Raw materials and supplies ......................................           21,112            23,573
                                                                          -------------     -------------
                                                                                 69,927            72,942
                                                                          -------------     -------------
    Other current assets .............................................           21,199            21,968
                                                                          -------------     -------------
        Total current assets .........................................          233,696           222,775

Property, plant and equipment - net ..................................           87,509            88,062

Other non-current assets .............................................           39,430            40,395
                                                                          -------------     -------------
        Total assets .................................................    $     360,635     $     351,232
                                                                          -------------     -------------
                                                                          -------------     -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt and current portion of long-term obligations .....    $       7,095     $       6,800
    Accounts payable .................................................           30,475            22,142
    Accrued expenses and other current liabilities ...................           38,786            37,814
                                                                          -------------     -------------
        Total current liabilities ....................................           76,356            66,756
                                                                          -------------     -------------

Pension and other long-term benefits .................................           28,910            28,734
                                                                          -------------     -------------
Long-term obligations ................................................           13,624            14,649
                                                                          -------------     -------------
Minority shareholders' interest in net
   assets of subsidiaries ............................................            4,635             4,725
                                                                          -------------     -------------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares ...................          131,643           131,643
     Additional paid-in capital ......................................           33,091            32,632
     Retained earnings ...............................................          233,323           229,251
     Accumulated currency translation adjustment .....................           (3,852)           (3,809)
     Cost of treasury stock; 4,332,567 shares at
       March 31, 1998 and 4,280,615 shares at
       December 31, 1997 .............................................         (146,435)         (141,683)
     Employees' stock ownership and stock purchase
       plan notes ....................................................          (10,660)          (11,666)
                                                                          -------------     -------------
        Shareholders' equity - net ...................................          237,110           236,368
                                                                          -------------     -------------
        Total liabilities and shareholders' equity ...................    $     360,635     $     351,232
                                                                          -------------     -------------
                                                                          -------------     -------------

(a) The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ----------------------
                                                                               1998              1997
                                                                               ----              ----
                                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities:

    Net income .......................................................    $       8,057     $       5,142
    Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization .................................            2,157             2,657
       Minority interest in net loss of subsidiaries .................              (11)              (89)
       Other .........................................................              359               113
       Change in assets and liabilities:
           Increase in accounts and notes receivable .................          (26,579)          (27,195)
           Decrease (increase) in inventories ........................            2,992            (4,795)
           Increase in other current liabilities .....................            8,341             5,458
           Other .....................................................            1,952             2,806
                                                                          -------------     -------------
                Net cash used in operating activities ................           (2,732)          (15,903)
                                                                          -------------     -------------
Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment .......................................................           (1,699)           (1,458)
    Other ............................................................              177              (493)
                                                                          -------------     -------------
                Net cash used in investing activities ................           (1,522)           (1,951)
                                                                          -------------     -------------

Cash flows from financing activities:
    Net proceeds from short-term debt ................................              299            17,336
    Payment of dividends .............................................           (3,897)           (3,690)
    Purchase of treasury stock .......................................           (4,780)           (2,802)
    Other ............................................................              917               576
                                                                          -------------     -------------
                Net cash (used in) provided by
                  financing activities ...............................           (7,461)           11,420
                                                                          -------------     -------------

Effect of exchange rate changes on cash ..............................              (79)               28
                                                                          -------------     -------------
Net decrease in cash .................................................          (11,794)           (6,406)
Cash and cash equivalents at beginning of period .....................           43,899            11,365
                                                                          -------------     -------------
Cash and cash equivalents at end of period ...........................    $      32,105     $       4,959
                                                                          -------------     -------------
                                                                          -------------     -------------
Supplemental disclosures of cash flow information:

    Interest paid ....................................................    $         375     $         581
    Income taxes paid ................................................    $       5,211     $       2,580

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands Except Share Amounts)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Certain reclassifications have been made in the 1997 financial statements to conform to the method of presentation used in 1998.

3. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of operations for the entire year.

4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. For the Company, diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

     All earnings per share figures presented herein have been computed in accordance with the adoption of SFAS No. 128. This adoption did not have an effect on 1997 or previously reported amounts.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                                               Quarter Ended March 31,
                                                                               1998              1997
     ----------------------------------------------------------------------------------------------------
Basic earnings per common share:
  Weighted average common shares outstanding .........................        8,857,721         9,014,425

Diluted earnings per common share:
  Plus stock options assumed to be exercised .........................           12,618               678
                                                                              ---------------------------
Denominator for diluted earnings per common share ....................        8,870,339         9,015,103
                                                                              ---------------------------
                                                                              ---------------------------

5. In 1997, the Company changed the method of computing depreciation on its fixed assets from the accelerated methods used in previous periods to the straight-line method. The change was made because the straight-line method better matches the depreciation costs of the assets to the revenue produced by them. This change also makes the Company's depreciation policy more comparable to the policies used within its industry. In conjunction with this change, the Company also changed estimated useful lives of certain of its assets to more appropriately reflect the period of time over which such assets are expected to generate revenues. Pro forma amounts are presented in the Statement of Income showing the effect of applying the new method retroactively.

6. During the third quarter of 1997, the board of directors approved and implemented a strategic restructuring program designed to improve operating efficiency and industry competitiveness. This plan resulted in the Company recording a pre-tax charge of $33,388 including employee separation costs of $29,683 and asset impairments and other charges of $3,705 during the third quarter of 1997. The Company streamlined its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment.

     Over 90% of all separations were completed during 1997 with the majority of the remaining separations to be completed during 1998. As of March 31, 1998, program payments made and charged against the liability primarily for severance and other benefit related items to date, and for the first quarter ended March 31, 1998, amounted to $8,527 and $4,127, respectively.

7. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $8,014 and $5,028 respectively.

     In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Operating Results

         Net sales in the first quarter of 1998 were $152,403, an increase of $14,268 or 10.3% over the comparable period of the prior year. Excluding the effect of an acquired retail operation in July of 1997, Net Sales increased by 5.2% for the three month period as compared to a year ago.

         Trade sales coatings in the United States increased by 14.1% in the first quarter compared to 1997. Excluding the effect of an acquired retail operation in July of 1997, U.S. net trade sales increased 7.6% for the quarter compared to last year. The increase in sales is primarily volume driven and due to the restaging and introduction of certain product lines. Net trade sales in Canada were up by approximately 3.8% compared to the three month period a year ago. Production finishes coating sales, which amount to less than 10% of total sales, were up 11.4% in the first quarter compared to 1997.

         The gross profit margin decreased from 48.4% in 1997 to 47.3% in 1998 primarily reflecting increases in the cost of certain key raw materials and the inclusion of operations of an acquired retail operation.

         Selling, general and administrative expenses, ("SG&A"), were $1,145 or 2.0% over the 1997 level of $57,439. Excluding the effects of the acquired retail operation, SG&A was down $2,543 for the quarter, or down 4.4% compared to last year. SG&A as a percentage of sales decreased from 41.6% last year to 38.4% in 1998. This 3.2% decline is due to salary and benefit reductions realized from last year's restructuring as well as a concerted effort to reduce SG&A spending.

         The decrease in other (income)/expense, net reflected lower interest expense since there were no bank borrowings in the United States and Canada. Also, interest income increased as a result of a higher average cash position during the first quarter of 1998 compared to 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------
(Dollars in thousands, except per share amounts)

         Net income for the first quarter of 1998 was $8,057, an increase of $2,915 or 56.7% over 1997. This increase results from the 10.3% increase in sales, offset by increases in certain raw material costs, savings from the 1997 third quarter restructuring as well as a concerted effort to reduce SG&A spending.

         Basic and diluted earnings per share for the first quarter of $.91 were $.34 or 59.7% above the comparable period in 1997.

Financial Position and Liquidity

         The seasonal nature of the industry was evident in the first quarter cash flows from operating activities. Net income of $8,057 adjusted by the addition of non-cash components (principally depreciation and amortization), was insufficient to support the traditional spring time build-up of accounts receivable.

         Financing net cash flows declined significantly as compared to last year since the cash position of the Company did not require short-term borrowings in the U.S. and Canada under the Company's credit facility. Also, the payment of dividends and purchases of treasury stock increased compared to 1997. Such purchases of stock do not represent the implementation of a formal acquisition program, but are transacted principally to provide a measure of liquidity for shareholders.

         The Company plans to continue to employ its credit facility in the United States and Canada for short-term support of its working capital as deemed necessary. The New Zealand subsidiary will maintain borrowings for longer-term capital needs as well as for operating capital requirements.

                           Part II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Securityholders

         The only matters which were submitted to a vote of shareholders to date during the 1998 fiscal year were the following which were acted upon at the Annual Meeting of Shareholders which was held on April 16, 1998.

         Election of Directors: - The following persons were elected as Class I Directors of the Company to serve for a three year term: - Benjamin M. Belcher, Jr., Yvan Dupuy and Gerald W. Moore. The following persons continue in office as
Directors: Class II Directors: - Charles H. Bergmann, Jr., Robert H. Mundheim, Charles C. Vail, Ward B. Wack and Sara B. Wardell. Class III Directors: - Ward
C. Belcher, Frederick J. Costello, Robert J. Hodgson, John C. Moore, Jr., Richard Roob and Maurice C. Workman.

         Approval of the 1998 Stock Incentive Plan: The proposal to approve the February 9, 1998 adoption of the 1998 Stock Incentive Plan by the Compensation and Stock Option Plan Committee of the Board of Directors of Benjamin Moore & Co. was approved by a vote of 7,499,006.01 shares for to 121,126.107 shares against, with 430,124.883 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Benjamin Moore & Co.
                                          -----------------------------------
                                                    (Registrant)


Date May 7, 1998                                    Richard Roob
     ---------------                      -----------------------------------
                                                    Richard Roob
                                         (Chairman of the Board of Directors,
                                               Chief Executive Officer &
                                             Acting Chief Financial Officer)


Date May 7, 1998                                     Yvan Dupuy
     ---------------                      -----------------------------------
                                                     Yvan Dupuy
                                        President and Chief Operating Officer