Form 10-Q
period 1998-06-30
MOORE BENJAMIN & CO
filed 1998-08-14
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1998 Commission File Number          0-8894
                                                      --------------------------


                              BENJAMIN MOORE & CO.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                  NEW JERSEY                                 13-5256230
--------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   51 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY                 07645
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (201) 573-9600
                                                  ------------------------------


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

As of August 12, 1998, 8,874,504 shares of Common Stock of the registrant were issued and outstanding.

                              (Page 1 of 11 Pages)

                     BENJAMIN MOORE & CO. and Subsidiaries

                                     INDEX

                                                                        Page No.

Part I. Financial Information

     Condensed Consolidated Statements of Income -
        Three Months and Six Months Ended
        June 30, 1998 and 1997......................................       3


     Condensed Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997.........................       4


     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1998 and 1997.....................       5


     Notes to Condensed Consolidated Financial Statements...........   6 - 7


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................  8 - 10


Part II.  Other Information.........................................      11

                         PART I. FINANCIAL INFORMATION

                     BENJAMIN MOORE & CO. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands Except Per Share Amounts)


                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                        ---------------------        ---------------------
                                                          1998         1997            1998         1997
                                                          ----         ----            ----         ----
                                                       (Unaudited)  (Unaudited)     (Unaudited)  (Unaudited)
Net Sales..........................................     $199,269     $185,879        $351,672     $324,014
                                                        --------     --------        --------     --------
Costs and expenses:
    Cost of products sold..........................       96,835       87,632         177,159      158,904
    Selling, general and administrative ...........       62,650       64,847         121,234      122,286
    Other (income) expense, net....................       (1,054)         130          (1,589)         304
                                                        --------     --------        --------     --------
        Total costs and expenses...................      158,431      152,609         296,804      281,494
                                                        --------     --------        --------     --------
Income before taxes and minority
   interest........................................       40,838       33,270          54,868       42,520

Income tax provision...............................       16,760       13,820          22,745       18,017

Minority interest in income of
   subsidiaries....................................          426          206             415          117
                                                        --------     --------        --------     --------

Net income.........................................     $ 23,652     $ 19,244        $ 31,708     $ 24,386
                                                        ========     ========        ========     ========
Cash dividends declared per share of
   common stock....................................     $    .45     $    .42        $    .90     $    .84
                                                        ========     ========        ========     ========
Basic and diluted earnings per share
   (Note 4)........................................     $   2.67     $   2.14        $   3.57     $   2.71
                                                        ========     ========        ========     ========
Pro forma amounts assuming new method of
   depreciation applied retroactively (Note 5):

    Net Income.....................................     $ 23,652     $ 19,750        $ 31,708     $ 25,408
                                                        ========     ========        ========     ========

    Pro forma basic and diluted earnings per
     share.........................................     $   2.67     $   2.20        $   3.57     $   2.82
                                                        ========     ========        ========     ========


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                           June 30,        December 31,
                                                                             1998              1997
                                                                           --------        ------------
                                                                          (Unaudited)           (a)
                                     ASSETS
Current assets:
    Cash and cash equivalents..........................................    $ 51,687          $ 43,899
                                                                           --------          --------
    Accounts and notes receivable - net................................     128,042            83,966
                                                                           --------          --------
    Inventories
     Finished goods....................................................      47,112            49,369
     Raw materials and supplies........................................      22,413            23,573
                                                                           --------          --------
                                                                             69,525            72,942
                                                                           --------          --------
    Other current assets...............................................      21,358            21,968
                                                                           --------          --------
        Total current assets...........................................     270,612           222,775

Property, plant and equipment - net....................................      87,079            88,062

Other non-current assets...............................................      38,032            40,395
                                                                           --------          --------

        Total assets...................................................    $395,723          $351,232
                                                                           ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Short-term debt and current portion of
      long-term obligations............................................    $  7,200          $  6,800
    Accounts payable...................................................      37,972            22,142
    Accrued expenses and other current liabilities.....................      50,501            37,814
                                                                           --------          --------
        Total current liabilities......................................      95,673            66,756
                                                                           --------          --------
Pension and other long-term benefits...................................      28,521            28,734
                                                                           --------          --------
Long-term obligations..................................................      12,928            14,649
                                                                           --------          --------
Minority shareholders' interest in net
   assets of subsidiaries..............................................       5,614             4,725
                                                                           --------          --------
Shareholders' equity
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares.....................     131,643           131,643
     Additional paid-in capital........................................      41,079            32,632
     Retained earnings.................................................     252,966           229,251
     Accumulated currency translation adjustment.......................      (5,540)           (3,809)
     Cost of treasury stock; 4,282,549 shares at
       June 30, 1998 and 4,280,615 shares at
       December 31, 1997...............................................    (150,228)         (141,683)
     Employees' stock ownership and stock purchase
       plan notes......................................................     (16,933)          (11,666)
                                                                           --------          --------
        Shareholders' equity - net.....................................     252,987           236,368
                                                                           --------          --------
        Total liabilities and shareholders' equity.....................    $395,723          $351,232
                                                                           ========          ========


(a) The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                               1998            1997
                                                                               ----            ----
                                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities:
    Net income.........................................................      $ 31,708        $ 24,386
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization...................................         4,187           5,656
       Minority interest in net income of subsidiaries.................           415             117
       Other...........................................................          (816)            (93)
       Change in assets and liabilities:
           Increase in accounts and notes receivable...................       (44,339)        (44,545)
           Decrease (increase) in inventories..........................         2,698          (3,445)
           Other.......................................................        30,892          26,250
                                                                             --------        --------
                Net cash provided by operating activities..............        24,745           8,326
                                                                             --------        --------
Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment and acquisitions........................................        (3,892)        (16,707)
    Other..............................................................           124            (714)
                                                                             --------        --------
                Net cash used in investing activities..................        (3,768)        (17,421)
                                                                             --------        --------
Cash flows from financing activities:
    Net proceeds from short-term debt..................................           750          18,184
    Payment of dividends...............................................        (7,769)         (7,346)
    Purchase of treasury stock.........................................        (8,979)         (5,675)
    Other..............................................................         2,956             839
                                                                             --------        --------
                Net cash (used in) provided by
                  financing activities.................................       (13,042)          6,002
                                                                             --------        --------
Effect of exchange rate changes on cash................................          (147)            (21)
                                                                             --------        --------
Net increase (decrease) in cash........................................         7,788          (3,114)
Cash and cash equivalents at beginning of period.......................        43,899          11,365
                                                                             --------        --------
Cash and cash equivalents at end of period.............................      $ 51,687        $  8,251
                                                                             ========        ========
Supplemental disclosures of cash flow information:
    Interest paid......................................................      $    683        $  1,220
    Income taxes paid..................................................      $ 13,885        $ 12,109


See accompanying notes to condensed consolidated financial statements.

                     BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in Thousands Except Share Amounts)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of June 30, 1998 and the results of operations for the six month periods ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Certain reclassifications have been made in the 1997 financial statements to conform to the method of presentation used in 1998.

3. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of operations for the entire year.

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

     The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:


                                                        QUARTER ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      1998          1997           1998         1997
------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares
         outstanding                               8,856,754     8,975,589      8,857,232    8,994,791
     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be
         exercised                                    16,238         1,671         14,685        1,174
                                                   ---------------------------------------------------
     Denominator for diluted earnings per
        common share                               8,872,992     8,977,260      8,871,917    8,995,965
                                                   ===================================================


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

     Over 90% of all separations were completed during 1997 with the majority of the remaining separations to be completed during 1998. The employee separation costs charge of $29,683 consisted of $14,472 for SFAS 87 & 106 enhancements and $15,211 for severance and other related benefit obligations. As of June 30, 1998, program payments made and charged against the $15,211 liability primarily for severance and other benefit related items to date, for the quarter, and six month period ended June 30, 1998, amounted to $11,153, $2,626 and $6,753, respectively.

7. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $21,964 and $19,130 respectively, and $29,977 and $24,223 for the six months ended June 30, 1998 and 1997, respectively.

     In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

8. Many of the Company's systems must be modified due to computer program limitations in recognizing dates beyond 1999. If not corrected, the systems could fail or cause erroneous results by, at or after January 1, 2000. Substantial changes to, and some replacements of, present systems will be needed to mitigate potential Year 2000 issues. Costs will be expensed as incurred in accordance with Emerging Issues Tax Force (EITF) Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The Company is in the process of identifying and implementing solutions for the Company's systems and surveying its top vendors to assess its plans for year 2000 readiness. The Company plans to have critical systems for the year 2000 ready by mid-1999. The modification of systems will be performed by a composite of both Company personnel and external consultants. Management is in the process of determining the total anticipated cost for compliance with year 2000 issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

OPERATING RESULTS

         Net Sales in the 1998 second quarter of $199,269, increased 7.2% or $13,390 over 1997 sales of $185,879. For the six months ended June 30, 1998 Net Sales were $351,672 an increase of 8.5% or $27,658 over the $324,014 of sales in the similar period in 1997. Excluding the effect of an acquired retail operation in July of 1997, Net Sales increased by 2.4% and 3.6% for the three and six month periods as compared to a year ago.

         Trade sales coatings in the United States registered an increase of 10.3% in the second quarter compared to 1997. Excluding the effect of an acquired retail operation in July of 1997, U.S. net trade sales increased by 4.2% for the quarter versus last year. Net trade sales in Canada were down slightly compared to the three month period a year ago which resulted from a decline in exchange rates. Production finishes coating sales increased by 9.1% in the second quarter compared to 1997.

         Gross profit margin decreased from 52.9% in 1997 to 51.4% in 1998 during the second quarter, and from 51.0% to 49.6% for the first six months over the comparable periods last year. The decrease in gross profit margin primarily reflects increases in the cost of certain key raw materials and the inclusion of operations of an acquired retail operation.

         Selling, general and administrative expenses, ("SG&A") decreased by 3.4% and .9%, respectively, for the three and six month periods as compared to a year ago. Excluding the effects of the acquired retail operation, SG&A was down $8,716 for the six months, or 7.1% compared to last year. SG&A as a percentage of sales decreased from 37.7% for the six months last year to 34.5% in 1998. The decrease primarily reflects cost savings from the 1997 restructuring as well as the Company's concerted effort to reduce SG&A spending.

         The increase in other (income) expense, net resulted from increased interest income on a higher average cash position during the three and six month periods as compared to a year ago. Also, interest expense declined significantly in 1998 since bank borrowings have been significantly reduced as compared to the comparable period last year.

         As a result of the foregoing, net income for the quarter ended
June 30, 1998 increased by 22.9% as compared to last year to $23,652. For the six months ended June 30, 1998 net income increased by 30% to $31,708.

         Basic and diluted earnings per share were $2.67 for the second quarter and $3.57 for the six months, an increase of $.53 and $.86 respectively over comparable periods in 1997.

FINANCIAL POSITION AND LIQUIDITY

         Net cash flows provided by operating activities were $24,745 at June 30, 1998, which was $16,419 greater than the same period last year. Cash flows from operations continues to be the primary source of financing the Company's growth. Similar to 1997 and previous years, net income in the first half of 1998 was exceeded by the increase in accounts receivable, primarily reflecting seasonality of our dealer shipments. The strengthening of the Company's credit policies last year has favorably impacted operating cash flows in 1998. Sales have increased by 8.5% for the six month period ended June 30, 1998 as compared to last year yet the "Increase in accounts and notes receivable" are at a similar level as last year.

         Net cash flows used in investing activities were $3,768 at June 30, 1998, a decrease of $13,653. The decrease is primarily attributed to a prepaid investment of a majority interest in a retail operation made at the end of the second quarter of 1997.

         For the six month period ended June 30, 1998 net cash flows used in financing activities were $13,042 compared to net cash provided of $6,002 in 1997. As a result of the Company's improved cash position over the past year, the Company did not require short-term debt borrowings in the U.S. and Canada under the Company's credit facility. Short-term debt at June 30, 1998 was $7,200 as compared to $47,100 at June 30, 1997. Also, the payment of dividends and purchases of treasury stock increased compared to 1997. Such purchases of stock do not represent the implementation of a formal acquisition program, but are transacted principally to provide a measure of liquidity for shareholders.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   The following is an index of the exhibits included in this 10-Q:

                  Exhibit 27                         Financial Data Schedule

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BENJAMIN MOORE & CO.
                                       -----------------------------------------
                                                     (Registrant)

Date     August 12, 1998                    /s/      Richard Roob
     ------------------------          -----------------------------------------
                                                     Richard Roob
                                         (Chairman of the Board of Directors,
                                                Chief Executive Officer &
                                              Acting Chief Financial Officer)

Date     August 12, 1998                    /s/        Yvan Dupuy
     ------------------------          -----------------------------------------
                                                       Yvan Dupuy
                                        (President and Chief Operating Officer)