Form 10-Q
period 1998-09-30
MOORE BENJAMIN & CO
filed 1998-11-16
CIK 276999

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998 Commission File Number       0-8894
                  ------------------                       ---------------------


                            BENJAMIN MOORE & CO.
--------------------------------------------------------------------------------
           (Exact Name of registrant as specified in its charter)

               New Jersey                                 13-5256230
--------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

     51 Chestnut Ridge Road, Montvale, New Jersey           07645
--------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (201) 573-9600
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

As of November 9, 1998, 8,838,346 shares of Common Stock of the registrant were issued and outstanding.

                            (Page 1 of 15 Pages)

                    BENJAMIN MOORE & CO. and Subsidiaries

                                    INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Condensed Consolidated Statements of Operations -
       Three Months and Nine Months Ended
       September 30, 1998 and 1997...................................          3

     Condensed Consolidated Balance Sheets -
       September 30, 1998 and December 31, 1997......................          4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997.................          5

     Notes to Condensed Consolidated Financial Statements............        6-7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations...........................       8-13

Part II.  Other Information..........................................         14

                        PART I. FINANCIAL INFORMATION

                    BENJAMIN MOORE & CO. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in Thousands Except Per Share Amounts)


                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ---------------------------           ----------------------------
                                                       1998            1997                  1998             1997
                                                       ----            ----                  ----             ----
                                                   (Unaudited)     (Unaudited)           (Unaudited)      (Unaudited)
Net Sales...................................         $200,399        $196,302              $552,071         $520,316
                                                     --------        --------              --------         --------
Costs and expenses:
     Cost of products sold..................           95,363          94,856               272,522          253,760
     Selling, general and administrative....           61,789          77,229               183,023          199,515
     Restructuring (See Note 6).............                           33,388                                 33,388
     Other (income) expense, net............           (1,293)            361                (2,883)             665
                                                     --------        --------              --------         --------
         Total costs and expenses...........          155,859         205,834               452,662          487,328
                                                     --------        --------              --------         --------
Income (loss) before taxes, minority
     interest and cumulative effect.........           44,540          (9,532)               99,409           32,988

Income tax provision (benefit)..............           19,265          (2,532)               42,010           15,485

Minority interest in net (loss) income
     of subsidiaries........................             (322)             48                    92              165
                                                     --------        --------              --------         --------

Income (loss) before cumulative effect
     of change in accounting principle......           25,597          (7,048)               57,307           17,338

Cumulative effect of change in
     accounting principle - (See Note 5)....                                                                   6,331

Net income (loss)...........................         $ 25,597        $ (7,048)             $ 57,307         $ 23,669
                                                     ========        ========              ========         ========
Cash dividends declared per share
     of common stock........................         $    .45        $    .42              $   1.35         $   1.26
                                                     ========        ========              ========         ========
BASIC EARNINGS PER SHARE:
Income (loss) before cumulative effect of
     change in accounting principle.........         $   2.89        $   (.79)             $   6.47         $   1.93
                                                     ========        ========              ========         ========
Cumulative effect of change in
     accounting principle - (See Note 5)....                                                                $    .71
                                                                                                            ========

Net income (loss)...........................         $   2.89        $   (.79)             $   6.47         $   2.64
                                                     ========        ========              ========         ========

DILUTED EARNINGS PER SHARE:
Income (loss) before cumulative effect of
     change in accounting principle.........         $   2.88        $   (.79)             $   6.46         $   1.93
                                                     ========        ========              ========         ========

Cumulative effect of change in
     accounting principle - (See Note 5)....                                                                $    .71
                                                                                                            ========

Net income (loss)...........................         $   2.88        $   (.79)             $   6.46         $   2.64
                                                     ========        ========              ========         ========



See accompanying notes to condensed consolidated financial statements.

                    BENJAMIN MOORE & CO. and Subsidiaries
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands Except Share Amounts)


                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                   -------------      ------------
                                                                    (Unaudited)            (a)
                                   ASSETS
Current assets:
    Cash and cash equivalents...................................     $  77,501          $  43,899
                                                                     ---------          ---------
    Accounts and notes receivable - net.........................       126,484             83,966
                                                                     ---------          ---------
    Inventories:
    Finished goods..............................................        43,052             49,369
    Raw materials and supplies..................................        21,743             23,573
                                                                     ---------          ---------
                                                                        64,795             72,942
                                                                     ---------          ---------
    Other current assets........................................        20,768             21,968
                                                                     ---------          ---------
      Total current assets......................................       289,548            222,775

Property, plant and equipment - net.............................        84,494             88,062

Other non-current assets........................................        36,661             40,395
                                                                     ---------          ---------

           Total assets.........................................     $ 410,703          $ 351,232
                                                                     =========          =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt and current portion of
      long-term obligations.....................................     $   7,215          $   6,800
    Accounts payable............................................        26,672             22,142
    Accrued expenses and other current liabilities..............        54,690             37,814
                                                                     ---------          ---------
      Total current liabilities.................................        88,577             66,756
                                                                     ---------          ---------

Pension and other long-term benefits............................        28,091             28,734
                                                                     ---------          ---------
Long-term obligations...........................................        17,247             14,649
                                                                     ---------          ---------
Minority shareholders' interest in net
    assets of subsidiaries......................................         5,019              4,725
                                                                     ---------          ---------
Shareholders' equity:
    Preferred stock, $10 par value - authorized
      500,000 shares; issued - none
    Common stock, $10 par value - authorized
      40,000,000 shares; issued 13,164,312 shares...............       131,643            131,643
    Additional paid-in capital..................................        41,079             32,632
    Retained earnings...........................................       274,576            229,251
    Accumulated currency translation adjustment.................        (6,944)            (3,809)
    Cost of treasury stock; 4,305,598 shares at
      September 30, 1998, and 4,280,615 shares at
      December 31, 1997.........................................      (152,119)          (141,683)
    Employees' stock ownership and stock purchase
      plan notes................................................       (16,466)           (11,666)
                                                                     ---------          ---------

           Shareholders' equity - net...........................       271,769            236,368
                                                                     ---------          ---------

      Total liabilities and shareholders' equity................     $ 410,703          $ 351,232
                                                                     =========          =========


(a) The condensed consolidated balance sheet at December 31, 1997 is derived from the audited financial statements of that date.

See accompanying notes to condensed consolidated financial statements.

                    BENJAMIN MOORE & CO. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                                                                  Nine Months Ended
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                               1998              1997
                                                                               ----              ----
                                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities:
    Net income.........................................................       $57,307           $23,669
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Restructuring charge............................................                          33,388
       Cumulative effect of change in accounting principle.............                          (6,331)
       Depreciation and amortization...................................         6,239             5,970
       Write-off of goodwill, intangibles and other assets.............         2,473             4,364
       Deferred income taxes...........................................           (56)           (6,152)
       Minority interest in net income of subsidiaries.................            92               165
       Other...........................................................        (1,563)              460
       Change in assets and liabilities, net of effects of acquisition in 1997:
           Increase in accounts and notes receivable...................       (43,497)          (12,478)
           Decrease (increase) in inventories..........................         6,946            (2,811)
           Other.......................................................        29,755            28,506
                                                                             --------          --------
                Net cash flows provided by operating activities........        57,696            68,750
                                                                             --------          --------
Cash flows from investing activities:
    Payments for purchase of  plant, equipment and acquisitions                (5,220)          (17,228)
    Other..............................................................           229               180
                                                                             --------          --------
                Net cash flows used in investing activities............        (4,991)          (17,048)
                                                                             --------          --------
Cash flows from financing activities:
    Proceeds/(repayments) of short-term borrowings, net................           853           (13,019)
    Payment of dividends...............................................       (12,007)          (10,992)
    Proceeds from sale of treasury stock...............................           434                66
    Purchase of treasury stock.........................................       (10,870)           (8,416)
    Other..............................................................         2,847             2,999
                                                                             --------          --------
                Net cash flows used in financing activities............       (18,743)          (29,362)
                                                                             --------          --------

Effect of exchange rate changes on cash................................          (360)              (26)
                                                                             --------          --------
Net increase in cash and cash equivalents                                      33,602            22,314
Cash and cash equivalents at beginning of period.......................        43,899            11,365
                                                                             --------          --------
Cash and cash equivalents at end of period.............................      $ 77,501          $ 33,679
                                                                             ========          ========
Supplemental disclosures of cash flow information:
    Interest paid......................................................      $    964          $  2,366
    Income taxes paid..................................................      $ 33,777          $ 23,391


   See accompanying notes to condensed consolidated financial statements.

                    BENJAMIN MOORE & CO. and Subsidiaries

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Thousands Except Share Amounts)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of September 30, 1998 and the results of operations for the nine month periods ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Certain reclassifications have been made in the 1997 financial statements to conform to the method of presentation used in 1998.

3. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of operations for the entire year.

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

     All earnings per share figures presented herein have been computed in accordance with the adoption of SFAS No. 128. This adoption did not have an effect on reported amounts.

     The components of the denominator for basic and diluted earnings per common share are as follows:


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                   1998         1997           1998         1997
--------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares
         outstanding                            8,870,239    8,944,759      8,861,631    8,977,868

     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be
         exercised                                 13,538        8,442         14,705        3,597
                                                --------------------------------------------------
     Denominator for diluted earnings per
        common share                            8,883,777    8,953,201      8,876,336    8,981,465
                                                ==================================================


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

     Over 90% of all separations were completed by December 31, 1997 with the remainder being completed during 1998. The employee separation costs charge of $29,683 consisted of $14,472 for SFAS 87 & 106 enhancements and $15,211 for severance and other related benefit obligations. As of September 30, 1998, program payments made and charged against the $15,211 liability primarily for severance and other benefit related items to date, for the quarter, and nine month period ended September 30, 1998, amounted to $12,933, $2,070 and $9,033, respectively.

7. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $24,193 and $(6,812), respectively, and $54,172 and $23,742 for the nine months ended September 30, 1998 and 1997, respectively.

     In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

     In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." As required by the standard, the Company will begin reporting under SFAS No. 132 in its 1998 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

OPERATING RESULTS

         Net Sales in the third quarter of 1998 of $200,399, increased 2.1% or $4,097 over 1997 third quarter sales of $196,302. For the nine months ended September 30, 1998 Net Sales were $552,071 an increase of 6.1% or $31,755 over the $520,316 of sales in the similar period in 1997. Excluding the effect of an acquired retail operation in July of 1997, Net Sales increased by 2.8% for the nine month period as compared to a year ago, primarily as a result of volume.

         Trade sales coatings in the United States increased by 2.5% in the third quarter of 1998 compared to 1997. Net trade sales in Canada were down slightly compared to the three month period a year ago resulting from a decline in exchange rates as compared to last year. Excluding exchange rate effects, Canadian trade sales increased by 6.7% for the third quarter ended September 30, 1998 as compared to the same period last year. Production finishes coating sales in North America increased by 8.1% in the third quarter of 1998 compared to 1997.

         Gross profit margin during the third quarter increased from 51.7% in 1997 to 52.4% in 1998 primarily resulting from inventory reserves recorded in the third quarter of 1997. For the nine month period ended September 30, 1998 gross profit margin was 50.6% compared to 51.2% for the similar period in 1997. The decrease in gross profit margin for the nine months primarily reflects increases in the cost of certain key raw materials.

         Selling, general and administrative expenses, ("SG&A") decreased by 20% and 8.3%, respectively, for the three and nine month periods as compared to a year ago. The decrease in SG&A as compared to last year is due to several charges recorded in the third quarter of 1997 primarily relating to additional bad debt expense, impairment write-downs relating to certain intangibles and goodwill, and advertising material write-downs, significant cost savings from the 1997 restructuring and the implementation of several SG&A cost saving initiatives during 1998.

         The increase in "other (income)/expense, net" resulted from increased interest income on a higher average cash position during the three and nine month periods as compared to the prior year periods. Also, interest expense declined in 1998 due to significantly reduced bank borrowings throughout 1998 as compared to 1997.

         As a result of the foregoing, net income for the quarter ended September 30, 1998 of $25,597 was up $32,645 compared to the same period in 1997. For the nine months ended September 30, 1998 net income increased by 142.1% to $57,307 from $23,669 in 1997. Net income as a percent of sales was 10.4% for the nine months ended September 30, 1998 as compared to 4.6% for the prior year period.

FINANCIAL POSITION AND LIQUIDITY

         Net cash flows provided by operating activities were $57,696 for the nine months ended September 30, 1998, which was $11,054 lower than the same period last year. Cash flow from operations continues to be the primary source of financing the Company's growth. During 1998 the Company paid over $9,000 for severance and other related benefits relating to the restructuring charge recorded during 1997. The strengthening of the Company's credit policies last year has continued to favorably impact operating cash flows in 1998. The decrease in inventories of $6,946 in 1998 as compared to an increase of $2,811 in 1997 can also be attributed to the restructuring that occurred in the third quarter of 1997.

         Net cash flows used in investing activities were $4,991 for the nine months ended September 30, 1998, a decrease of $12,057 from the prior year. The decrease is primarily attributable to the acquisition of a majority interest in a retail operation in July of 1997.

         For the nine month period ended September 30, 1998 net cash flows used in financing activities were $18,743 compared to $29,362 in 1997. The Company made repayments on short-term borrowings (net) of $13,019 for the nine month period ended 1997 as compared to borrowings (net) of $853 in 1998. The reduction in net cash flows used in financing activities was partially offset by the payment of dividends and purchase of treasury stock throughout the first nine months of 1998 compared to 1997. Such purchases of stock do not represent the implementation of a formal acquisition program, but are transacted principally to provide a measure of liquidity for shareholders.

         The Company plans to continue to employ its credit facility in the United States and Canada for short-term support of its working capital as deemed necessary. The New Zealand subsidiary will maintain borrowings for longer-term capital needs as well as for operating capital requirements.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company is very much aware of the issues that the Year 2000 ("Y2K") will bring to its computer systems and other equipment with embedded micro controllers. The Company is actively addressing its information technology ("IT") infrastructure, including hardware, software and facilities, with the goal of achieving Year 2000 compliance in all areas of its operations, including, to the extent practicable, its relationships with vendors, suppliers and customers.

         During 1998, the Company established an enterprise wide Y2K Program Team made up of Company leaders and outside experts to establish a disciplined project management approach, issue inventory and assessment guidelines and coordinate worldwide Year 2000 compliance efforts. The Company's Y2K Program Team has oversight responsibility for monitoring all Year 2000 compliance efforts.

         The program team has developed a multi-phase approach to assessing and resolving any year 2000 issues. These phases include:

         1. A review of the Company's end to end business processes. This phase helps to create a thorough inventory of all date and non-date dependent systems, internal and external stakeholders, vendors, customers and suppliers. Materials, services and informational inputs and outputs were identified and prioritized based on impacts to the business if any of them should fail as a result of a Y2K problem.

         2. Assessment of all inventoried systems, applications and stakeholders to identify and locate Year 2000 issues. The Company has established a data repository for all Year

              2000 documentation. The database will include all of the information gathered in Phase 1. External stakeholders, vendors, suppliers and other entities will be polled to determine if they are Year 2000 compliant. Databases will be researched for the current status of available fixes for items identified with Y2K issues. Listings of compliant and non-compliant items will be generated. Planned and available fixes will be documented for non-compliant items and will form the basis for Phase 3-Test Planning.

         3. Remediation of systems presenting Year 2000 issues. This step also includes the development of a detailed test plan based on the business priority assessment of the items identified in Phases 1 &
              2. Units and applications are then tested. Based on the test results, a remediation plan will be developed to renovate, retire, re-host, replace, redevelop or outsource as appropriate. Contingency plans are also developed at this time based on remediation plan.

         4. Testing/validating of systems to measure the effectiveness of the remediation.

         5. Continued monitoring of the remedied systems for ongoing compliance.

         The Company recognizes the importance of resolving these issues at an early date so as not to adversely impact its own operations and its relationships with its customers and other third parties. The Company has active implementation teams focusing on this program, and have made it a high priority to complete its Year 2000 compliance efforts in a timely manner.

         Currently the results of the assessment and remediation efforts being conducted under the Y2K program are follows:

         - IT AS400 Systems and Applications - Most of the Company's IT systems and applications have been made Year 2000 compliant. All remaining systems and applications will be compliant by the end of the 1st quarter of 1999.

         - Embedded Systems - Embedded systems, which include building services, operations, network services, personal computers and non-IT applications have been inventoried and are currently under assessment to determine the appropriate course of action. This assessment phase is scheduled for completion by mid December 1998. Business priorities will drive the development of contingency plans based on assessment results and the impact on the business. Testing and remediation of non-compliant components is scheduled for completion by mid year 1999.

         - Third Parties - The Company has also completed an inventory of its key business stakeholders, which includes customers, suppliers, vendors and third party agents and assessed their impact on its business. The Company has issued and is continuing to issue requests for Y2K compliance status from its key business stakeholders. Some requests for stakeholder status have been received, while the majority of the responses are expected back by mid November 1998. Where possible, the Company is also working closely with each of its key business stakeholders to determine if their Year 2000 issues might impact the Company's business. Contingency plans will be established to mitigate the risk associated with each business stakeholder's impact of non-compliance on the Company based on the response from the key stakeholders.

         - Costs - The total estimated pre-tax cost for resolving Year 2000 issues is approximately $2,000 with approximately $1,000 of expenditures planned for 1999. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. The majority of these costs relate to software modifications and all costs to date have been expensed as incurred. System replacement costs have been, or will be, capitalized and charged to expense over their estimated useful lives. The cost of the new hardware and software for the recent replacements is not included in the Year 2000 costs, as the Company had already planned to replace these systems and did not accelerate the replacement due to Year 2000 issues.

         Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, there is no guarantee that possible "worst case" Year 2000 issues impacting third party vendors, suppliers and the Company would not impact the Company. To date the Company has not completed a formal contingency plan for non-compliance, but continues to develop such plans based on the information obtained from third parties with which it has a material relationship and the completion of the evaluation of its IT and non-IT systems.

         The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation and cost, contains forward-looking statements, which are based on management's best estimates, derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those contemplated estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties and remediation success of the Company's customers and suppliers.

                         PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

       The Board of Directors of Benjamin Moore & Co. at a meeting held on November 6, 1998, declared an extra dividend of $0.45 per share payable December 1, 1998 to shareholders of record on November 6, 1998 and a regular dividend of $0.50 per share payable on January 4, 1999 to shareholders of record on December 3, 1998.

       Despite the absence of an established public trading market for shares of the Company's common stock, sporadic trading of the Company's shares has been reported on the over-the-counter bulletin board ("OTCBB"). This type of trading activity continues to be reported and, at times, at prices significantly above the per share price of the Company's common stock as determined by the independent appraisal firm, Management Planning, Inc. ("MPI"). The Company will continue to use the MPI price for small block purchases by the Company from shareholders and for purposes of the Company's ESOP. It is possible that officers and directors of the Company, as any shareholder, may buy or sell shares of Company common stock on the OTCBB from time to time. A broker or financial advisor should be consulted for information concerning this market.

       In light of trading on the OTCBB, the Company is considering other avenues for achieving an organized public market for the Company's common stock providing liquidity for share holdings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following is an index of the exhibits included in this Form 10-Q:

            Exhibit 27                         Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1998.


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BENJAMIN MOORE & CO.

                                                     (Registrant)

Date  November 12, 1998                     /s/       Yvan Dupuy
     ------------------                -----------------------------------------
                                                      Yvan Dupuy
                                         President and Chief Operating Officer

Date  November 12, 1998                     /s/      Richard Roob
     ------------------                -----------------------------------------
                                                     Richard Roob
                                                Chairman of the Board &
                                               Chief Executive Officer &
                                             Acting Chief Financial Officer