Form 10-K405
period 1998-12-31
MOORE BENJAMIN & CO
filed 1999-03-29
CIK 276999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the fiscal year ended:            Commission file number:
         December 31, 1998                        0-8894

                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)

           New Jersey                           13-5256230
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No |_|

As of March 1, 1999, the aggregate market value of the registrant's common stock held by non-affiliates equalled $531,201,488.

As of March 1, 1999, 8,905,092 shares of common stock of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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

ITEM 1. BUSINESS

(Dollars in thousands, except per share amounts)

      The Company is engaged in the formulation, manufacture and sale of a broad line of coatings for use by the general public and industrial and commercial users in its two segments in the United States ("U.S.") and Canada, as well as in New Zealand and Australia. Transfers between geographic segments are not significant and are eliminated in consolidation. Business groups within these segments are trade sales coatings, production finishes coatings and retail. Trade sales coatings consist of water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, painting contractors and industrial and commercial users, primarily for the decoration and preservation of the interiors and exteriors of residential, commercial, institutional and industrial buildings and allied structures. Production finishes coatings are usually produced to conform to the specific requirements of manufacturers who utilize such coatings in the manufacturing process. They are primarily used in the manufacture of various types of flexible packages, beverage and food containers, tanks, roof decking, coils, furniture and shelving, window blinds and flatwood products. Production finishes coatings and trade sales coatings serve both decorative and preservative functions. The Company owns interests in retail stores in the U.S. engaging in the sale of paint and other home decorating items. Reference is made to the information set forth in Note 16 to the Notes to Consolidated Financial Statements, Part II,
Item 8 hereof, with respect to assets and operating results by geographic segment.

      The Company believes that it is one of the leading manufacturers of coatings in the United States and Canada.

Marketing and Distribution

      It has always been the Company's policy to actively support the continued growth and prosperity of independently owned distributors and retail outlets, through which the trade sales coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see, e.g., Note 5 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The trade sales coatings are sold under such trademarks as Benjamin Moore(R), Benjamin Moore Paints(R), Moore's(R), Moorglo(R), Moorgard(R), Moorwood(R), Moorwhite(R), Moorlife(R), Impervo(R), Moorcraft(R), Impervex(R), Regal(R) Wall Satin(R), Satin Impervo(R), AquaGlo(R), AquaPearl(R), AquaVelvet(R), Regal Aquagrip(R), Regal First Coat(R), Pristine(R), A Stroke of Brilliance(R), Colorscapes(R), and Benwood(R). Although a variety of ready-mixed colors is available in most of these products, a substantially wider selection can be obtained through the Company's Moor-O-Matic(R)III Color System, which provides in-store machine capability to tint formulated bases with colorants which are manufactured by the Company. The Company believes its Moor-O-Matic(R)III Color System has been of significant value in promoting the sales of its trade sales coatings. Moore's(R) Video Color Planner and Moore's(R) Computer Color Matching System provide the ability to plan color schemes and to quickly match almost any color by computer. Production finishes coatings are customarily sold by the Company directly to the ultimate user.

Sales

      The Company is engaged in the formulation, manufacture and sale of coatings and related goods and services. Net sales in the U.S. accounted for 87.4%, 86.0%, and 86.7% of total revenue for the three years ending December 31, 1998, 1997 and 1996, respectively. Net sales in Canada accounted for 10.5%, 11.4%, and 11.5% of total revenue for the three years ending December 31,1998, 1997, and 1996, respectively. The Company does not have any customer to which sales exceed 10% of total sales.

Foreign Operations

      The Company operates in Canada, New Zealand and Australia. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited ("the Canadian Company"), which is an 84.4% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian Company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company, and Benjamin Moore Pacific Limited, which is a 67.3% owned subsidiary of Benjamin Moore & Co (NZ) Limited. The Company's Australian operations are carried on through White Knight Paints Pty Ltd., which is a 57.9% owned subsidiary of the Company. During 1998, net sales to external customers attributable to those companies in total (which are included in the Company's consolidated financial statements) were approximately $89,840. Approximately 5.6% of the outstanding shares of the Canadian subsidiary are owned by persons who are associated with the Company, including employees of such subsidiary.

Research and Development and Quality Control

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

      The Company also maintains outdoor testing facilities in Lebanon, New Jersey, where its products, as well as those of its competitors, are evaluated for performance under varying weather conditions. Independent commercial facilities are also utilized for this purpose.

      As of December 31, 1998, 109 chemists and technicians were employed by the Company in research and development and quality control activities. Research and development and quality control expenditures amounted to $13,091, $12,496 and $13,787 in 1998, 1997 and 1996, respectively. Quality control expenditures aggregated $4,064, $3,943 and $3,928, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

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

Seasonal Aspects

      Historically, sales of trade sales coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. Sales of production finishes coatings have been relatively stable throughout the year. During 1998, the percentages of the U.S. trade sales coatings which were made in the first, second, third and fourth quarters of the year were 21%, 28%, 29% and 22%, respectively. The percentages of Canadian trade sales coatings which were made in the first, second, third and fourth quarters of 1998 were 23%, 31%, 27% and 19%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.

Employees

      As of December 31, 1998, the Company had approximately 2,274 employees. Approximately 33% of these employees were salaried personnel, approximately 23% were sales representatives, and approximately 44% were hourly employees. The Company considers its relations with its employees to be excellent.

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

      The Company has entered into full or partial settlement agreements with governmental authorities or private parties with respect to fourteen sites under federal and state laws. Total settlement costs to date have been approximately $3,000.

      The Company is involved in thirty-one unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $3,980 has been accrued as an estimate of such potential costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

      Also, the Company is involved in remedial activities at three of its owned facilities as follows:

      1. A water monitoring program was conducted at the Company's facility in Cuyahoga Heights, Ohio. No remediation activities are being conducted now. Total costs to date are $172.

      2. Soil and shallow ground water contamination has been detected at the Company's plant at Milford, Massachusetts. The affected soils have been excavated. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with appropriate technologies. Expenditures to date have been approximately $910.

      3. The Company has expended approximately $5,000 over the last ten years to assess and remediate contamination of soil and water at the Company's facility at Santa Clara, California, operated by its subsidiary, Technical Coatings Co. The Company has installed an underground trench along two sides of its property. This trench is capable of capturing the contamination and preventing its migration off the plant site. At full operating capacity, the treatment system installed as part of the remediation process treats the pumped water to acceptable cleanup levels. The treated water would be used in the paint manufacturing process as cooling water before being discharged into the municipal sewer system or reinjected to the ground for recirculation. At this time there is a trial shut-down program of the treatment system which was approved by the California regulatory agency responsible for such oversight. Current operating and maintenance costs of the treatment system are approximately $30 per year.

      Accrued costs for estimated cleanup expenses for these three facilities are approximately $589.

      Federal and state laws require that potentially responsible parties ("PRP") fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1998, the Company spent approximately $372 on remedial cleanups and related studies compared with approximately $347 spent for such purposes in 1997 and $447 for such purposes in 1996.

      The Company has recovered approximately $2,338 since 1994 under an environmental impairment insurance policy. The Company continues to negotiate further settlements.

      It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties, including uncertainties about the current status of the law and regulations, uncertainties surrounding remediation procedures, including the development of new technologies, the enactment of additional regulations, the identification of new sites for which the Company could be a PRP, the apportionment of responsibility among identified PRPs in addition to the Company and insurance recoveries of Company costs, as well as information relating to individual sites. Subject to the foregoing, Company management believes its estimates of its liability are reasonable and anticipates that capital expenditures and the cost of remedial actions to comply with the current laws governing environmental protection will not have a material adverse effect upon its consolidated financial statements.

ITEM 2. PROPERTIES

      Set forth below is certain information with respect to the Company's principal facilities:

                                             Approximate
Location                Principal Use        Square Feet      Owned/Leased
--------                -------------        -----------      ------------

Newark, NJ              Plant                   267,600       Owned

Melrose Park, IL        Plant                   145,200       Owned

Jacksonville, FL        Plant                   130,200       Owned

Pell City, AL           Plant                   120,800       Owned

Toronto, ON             Executive Offices-      118,800       Owned
                        Subsidiary; Plant

Milford, MA             Plant                   110,500       Owned

Cuyahoga Heights, OH    Warehouse               106,000       Owned

Colonial Heights, VA    Plant                   92,800        Owned

Mesquite, TX            Plant                   87,300        Owned

Flanders, NJ            Central Laboratories,   78,000        Owned
                        Management
                        Information Services

St. Louis, MO           Warehouse               76,800        Owned

Denver, CO              Warehouse               73,500        Owned

Johnstown, NY           Plant                   69,000        Owned

Montreal, PQ            Plant                   63,500        Owned

Commerce, CA            Plant                   59,000        Owned

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

Aldergrove, BC          Plant                   39,400        Owned

Santa Clara, CA         Plant                   39,400        Owned

-------------------------------
(1) Lease expires December, 2006, not including renewal options.

(2) Lease expires October, 1999, not including renewal options.

(3) Lease expires June, 2001, not including renewal option.

                                             Approximate
Location                Principal Use        Square Feet      Owned/Leased
--------                -------------        -----------      ------------

Auckland, NZ            Executive Offices-      30,700        Owned
                        Subsidiary; Plant

Seven Hills, NSW        Executive Offices-      25,000        Leased (3)
                        Subsidiary; Warehouse

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are elected each year by the directors of the Company, and are as follows:

Name                      Office                                       Age
----                      ------                                       ---

Richard Roob              Chairman of the Board of Directors
                          and Chief Executive Officer                  66

Yvan Dupuy                President and Chief Operating Officer        47

Benjamin M. Belcher, Jr.  Executive Vice President                     64
(Retired 1/1/99)

Ward C. Belcher           Vice President-Operations                    52

Michael A. Bonner         Vice President-Technology                    49


Donald E. Devine II       Vice President - Finance and
                          Chief Financial Officer                      40

James E. Henderson        Treasurer                                    47

Michael A. Kolind         Vice President - Business Development        46

John T. Rafferty          Secretary and General Counsel                66

Ellen Singer              Vice President - Marketing                   42

Reid M. Squires           Vice President - Human Resources             44

Charles C. Vail           Senior Vice President                        55

Bruce E. Zeh              Vice President - Sales                       47

------------------------------

     All of the executive officers of the Company, except for Ms. Singer, and Messrs. Devine and Zeh have, during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities.

     Ms. Singer was elected Vice President - Marketing in February 1998 and had been the Director of Marketing of the Company since January 1997 and the Corporate Marketing Manager from 1995 until 1996. Prior thereto, she was Business Director of Nabisco Foods Group from 1987 until 1995.

      Mr. Devine joined the Company in November 1998 as Vice President - Finance and Chief Financial Officer. Prior to his joining the Company, he was Vice President of Finance and Chief Financial Officer of the Dannon Company since 1992.

      Mr. Zeh joined the Company in June 1998. Prior to his joining the Company, he was formerly employed by ICI Paints as Vice President of ICI Paints Canada, Inc. from 1980 through 1998. Prior to that he was a Vice President at Devoe.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Despite the absence of an established public trading market for shares of the Company's common stock, sporadic trading of the Company's shares has been reported on the over-the-counter bulletin board ("OTCBB"). This type of trading activity continues to be reported and, at times, has been at prices significantly above the per share price of the Company's common stock as determined by the independent appraisal firm, Management Planning, Inc. ("MPI"). The Company will continue to use the MPI price for small block purchases from shareholders and for purposes of the Company's Employees' Stock Ownership Plan ("ESOP"). It is possible that officers and directors of the Company may buy or sell shares of Company common stock on the OTCBB from time to time. A broker or financial advisor should be consulted for information concerning this market.

      In the past, the Company has purchased shares of its common stock from shareholders in privately negotiated transactions. However, except with respect to shares distributed from its ESOP, the Company is under no obligation to purchase shares from its shareholders and there can be no assurance that such purchases will be continued. As of December 31, 1998, the Company had approximately 1,900 shareholders.

      In light of trading on the OTCBB, the Company is considering other avenues for achieving an organized public market for the Company's common stock to provide liquidity for share holdings.

                                      Price Range              Dividends Paid
                                 1998              1997         1998   1997
--------------------------------------------------------------------------------
                             High     Low      High     Low
1st quarter                 $83.68  $78.12    $74.61  $72.23   $ .45  $ .42
2nd quarter                  84.73   82.11     76.24   71.81     .45    .42
3rd quarter                  86.70   73.14     79.87   76.10     .45    .42
4th quarter                  84.65   71.73     80.15   74.62     .45    .42
4th quarter-extra                                                .45    .37
                                                               ------------
  Total                                                        $2.25  $2.05
                                                               ============

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

Selected Income Statement Data:

                                                  Year Ended December  31,
                                        1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------
Net Sales                             $710,993  $666,294  $625,190  $564,211  $547,064
                                      ================================================
Income before cumulative effect
   of change in accounting principle  $ 60,095  $ 24,304  $ 43,339  $ 30,456  $ 41,322
Net income                            $ 60,095  $ 30,635  $ 43,339  $ 30,456  $ 41,322
Basic net income per share               $6.78     $3.42     $4.67     $3.19     $4.29
Diluted net income per share             $6.77     $3.42     $4.67     $3.19     $4.29
Common stock cash dividends:
   Declared per share                    $2.30     $2.08     $1.92     $1.80     $1.81
   Paid per share                        $2.25     $2.05     $1.90     $1.80     $1.78

Selected Balance Sheet Data:

                                                  Year Ended December  31,
                                        1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------
Current assets                        $273,272  $222,775  $217,554  $212,611  $195,433
Current liabilities                     67,866    66,756    72,191    78,204    56,870
                                      ------------------------------------------------
Working capital                       $205,406  $156,019  $145,363  $134,407  $138,563
                                      ================================================
Total assets                          $391,985  $350,582  $330,997  $330,155  $304,088
Long-term obligations                 $ 20,581  $ 14,649  $ 11,823  $ 12,176  $ 12,914
Shareholders' equity - net            $267,525  $236,368  $232,933  $227,661  $221,538
Book value per outstanding share of
  common stock (1) (2)                  $32.01    $27.92    $27.45    $25.99    $25.30

Certain reclassifications have been made to the above selected financial data to conform to the method of presentation used in 1998.

(1)   See Note 13 to the Notes to Consolidated Financial Statements, Part II,
      Item 8, hereof.
(2) Book value per outstanding share of common stock is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

OPERATING RESULTS 1998 VS. 1997

      The Company achieved record sales and net income for the year ended December 31, 1998.

      Net sales of $710,993 in 1998 increased by $44,699, or 6.7% over 1997. Excluding the effect of purchasing a majority interest in a retail operation in July of 1997, net sales increased 3.9% for the year versus 1997.

      Net sales in the United States ("U.S.") of $621,513 increased by 8.4% as compared to 1997. Excluding the effect of purchasing a majority interest in a retail operation in July of 1997, net sales in the U.S. increased by 5.2% compared to 1997, on unit volume growth of 7.3%. The difference between net sales and unit volume growth rates was primarily due to a change in product mix. Net sales to external customers in Canada for the current year were $74,345, a decrease of 1.8%, on unit volume growth of 6.3%. The difference between Canadian net sales and unit volume growth rates was primarily due to a decline in foreign currency exchange rates. Excluding the effect of such exchange rate fluctuations, 1998 Canadian net sales increased by 5.1% as compared to last year.

      Gross margin increased from 41.6% in 1997 to 42.3% in 1998. The improved gross margin in 1998 primarily resulted from manufacturing savings achieved from the 1997 restructuring. These improvements were partially offset by an increase in certain key raw material prices as well as the effect of additional retail operations included in 1998.

      Selling, general and administrative expenses ("SG&A") of $197,453 decreased by $1,708 as compared to 1997. SG&A as a percentage of sales was 27.8% in 1998 as compared to 29.9% in 1997. The decrease in SG&A results from efficiencies achieved from the 1997 restructuring as well as the effects of certain one-time charges recorded in 1997. Included in 1998 SG&A is approximately $5,600 of impairment write-downs relating to identifiable assets, intangibles and goodwill associated with the Company's investments in Benjamin Moore Pacific Ltd. ("Pacific") and White Knight Paints Pty Ltd. ("White Knight"). During the fourth quarter of 1998, the Company signed a memorandum of understanding to sell certain assets of White Knight in early 1999. The impending sale of such assets resulted in the Company recording certain impairment losses in the fourth quarter of 1998. Also, due to recurring losses at Pacific, the Company recorded additional write-downs associated with long-lived assets in 1998. Recent assessments made of Pacific's long-lived assets based on projections of undiscounted future cash flows from operations indicated that the carrying value of such assets was not recoverable.

      The change in "other (income) expense, net" from expense to income resulted from increased interest income on a higher average cash position during 1998 as compared to 1997. In addition, interest expense declined in 1998 due to significantly reduced bank borrowings throughout 1998 as compared to 1997.

      Income before taxes, minority interest and cumulative effect of change in accounting principle was $107,183, an increase of $62,478 compared to the previous year. The increase is primarily attributable to the $33,388 restructuring charge recorded in 1997, efficiencies achieved in 1998 from the restructuring, the Company's concerted effort to reduce SG&A spending and strong sales volume growth. The effective income tax rate in 1998 was 42.8% as compared to 45.9% in 1997. The reduction in the effective tax rate in 1998 is primarily due to the effects of foreign operations on the Company's tax provision.

      As a result of the foregoing, the Company generated net income of $60,095 in 1998 as compared to $30,635 in 1997. Included in 1997's net income is the 1997 effect, and related cumulative effect, of the change from accelerated methods to the straight-line method of calculating depreciation on property, plant and equipment, as discussed in Note 2 to the Notes to the Consolidated Financial Statements.

      Basic and diluted net income per share for 1998 were $6.78 and $6.77, respectively, an increase of $3.36 and $3.35, respectively, compared to 1997.

OPERATING RESULTS 1997 vs. 1996

      Net sales of $666,294 in 1997 represented an increase of $41,104, or 6.6%, over the comparable period in 1996. Excluding the effect of purchasing a majority interest of a retail operation in July of 1997, net sales increased 4.2% for the year versus 1996.

      Net sales in the U.S. of $573,090 increased by 5.8% as compared to 1996, primarily as a result of volume increases. Excluding the effect of purchasing a majority interest in a retail operation in July of 1997, net sales in the U.S. increased by 3.0% compared to 1996. Net sales to external customers in Canada for 1997 were $75,710, an increase of 5.4%, also resulting from volume increases.

      Gross margin increased from 38.8% in 1996 to 41.6% in 1997. The improved gross margin in 1997 was the result of efficiencies in purchasing and manufacturing as well as lower raw material costs as compared to 1996.

      During the third quarter of 1997, the Company changed its method of computing depreciation on its fixed assets from accelerated methods used in previous periods to the straight-line method, which became effective at the beginning of 1997 (see Note 2 to the Notes to Consolidated Financial Statements). The change was made to produce a more effective matching of the depreciation expense of the assets to the revenue produced by them. The effect on gross margin for 1997 resulted in an increase to gross margin of $1,734. Excluding the change in depreciation, the Company's 1997 gross margin would have been 41.4%. The change in depreciation method also reduced SG&A by $1,663 in 1997.

      SG&A increased by $32,791 in 1997, primarily as a result of several factors. The Company sold approximately $12,500 of dealer notes receivable to a bank and recorded additional expense relating to recourse provisions contained in the agreement. The Company also recorded additional reserves on trade accounts and notes receivable as a result of adverse developments with certain customers and tightened credit policies during 1997. Approximately $4,400 of impairment write-downs were recorded relating to identifiable assets, intangibles and goodwill associated with the Company's investment in Pacific, smaller domestic acquisitions and, to a lesser extent, deferred software/systems costs. With respect to the write-downs of the identifiable intangibles and goodwill, such assessments were made on the basis of recent projections of undiscounted future cash flows from operations. The Company also recorded a charge of approximately $3,500 for obsolete advertising materials associated with SKU reductions and the discontinuation of certain products in 1997. Other increases to SG&A reflect costs associated with higher sales volume and increased advertising and promotion expenses, principally related to the nationwide introduction of new products. These increases were partially offset by the reduction in depreciation expense discussed above.

      During the third quarter of 1997, the Company recorded a pre-tax charge of $33,388, including employee separation costs of $29,683, asset impairments of $1,975 and other costs of $1,730 (see Note 18 to the Notes to Consolidated Financial Statements). This charge was the result of the Company's plan to streamline its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment at closed facilities. This plan is expected to improve the Company's production operations through the consolidation of manufacturing production facilities in those plants which are the most cost effective. In connection with this plan, the Company closed two plants in 1997, closed another in early 1998 and has offered severance programs to affected employees. The charge also includes two Company-wide voluntary early retirement programs which were offered to all eligible employees. In total, more than 275 employees either accepted early retirement or received severance benefits as a result of the plant closings and the consolidation of certain functions. The costs of these programs, combined with the cost of other severance arrangements for employees not eligible to retire and certain one-time costs relating to pension and medical plan enhancements and curtailment charges for these employees have been reflected in the restructuring charge as employee separation costs. Finally, asset impairments and other costs included in the restructuring charge consist of the write-down of property, plant and equipment as well as estimated decommissioning and maintenance costs of the closed facilities. As a result of the above mentioned restructuring, the Company expects to realize significant future cost savings.

      The decrease in "other (income) expense, net" reflects lower interest expense on reduced bank borrowings in the U.S. and Canada. During the second half of 1997, there were no outstanding bank borrowings in the U.S. and Canadian manufacturing operations. This decrease is also the result of increased interest income from the significant cash balance on hand during the second half of 1997 as compared to 1996.

      Income before taxes, minority interest and cumulative effect of change in accounting principle was $44,705, a decrease of $29,483 when compared to the previous year due to the factors discussed above. The effective income tax rate in 1997 was 45.9% as compared to 42.7% in 1996. The increase in the effective tax rate in 1997 is due to increased losses in one of the Company's foreign subsidiaries.

      As a result of the foregoing, the Company generated net income of $30,635 in 1997 as compared to $43,339 in 1996. Included in 1997's net income is the 1997 effect, and related cumulative effect, of the change from accelerated depreciation methods to the straight-line method as previously discussed.

      Basic and diluted net income per share for 1997 was $3.42, a decrease of $1.25, as compared to 1996.

FINANCIAL POSITION AND LIQUIDITY

      Net cash flows provided by operating activities were $91,244 in 1998, which was $10,648 lower and $38,273 greater than in 1997 and 1996, respectively. Cash flows from operations continues to be the primary source of financing the Company's growth. The most significant elements affecting this decline compared to 1997 were the effects from the 1997 restructuring. During 1998, the Company paid approximately $9,000 in severance and other employee benefit costs, thus reducing the restructuring reserve recorded in 1997. Though net sales were up 6.7% in 1998 compared to 1997, the Company was able to decrease short-term and long-term accounts and notes receivable by $2,513 compared to a decrease of $36,827 last year. A significant portion of the decrease in accounts and notes receivable in 1997 resulted from the sale of $12,500 of dealer notes to a bank and the tightened credit policies initiated in 1997.

      Net cash flows used in investing activities were $9,802 in 1998, a decrease of $9,589 compared to 1997 and $1,098 compared to 1996. No major construction projects were in progress during 1998 and overall capital spending was flat compared to 1997 and 1996. Included in 1997's cash flows used in investing activities is the purchase of a majority interest in a retail operation in July of 1997.

      Net cash flows used in financing activities of $27,363 represented a decrease of $22,358 and $14,692 over the two years prior. Cash flows relating to financing activities were principally used for payment of dividends and the purchase of treasury stock. The Company expects the purchase of treasury stock to continue to decline since more and more shares are traded on the over-the-counter bulletin board ("OTCBB"); see discussion above at Item 5, "Market Price of the Registrants' Common Stock and Related Security Holder Matters". During the three years ended December 31, 1998, 1997 and 1996, the Company purchased 135,325, 165,075 and 434,580 shares, respectively, of its common stock.

      The Company increased short-term borrowings, net by $655 in 1998, compared to net repayments of $21,610 and $3,013 in 1997 and 1996, respectively. There were no facility or line of credit borrowings by the U.S. and Canadian manufacturing operations at December 31, 1998.

      Working capital increased to $205,406 at December 31, 1998 and the current ratio increased to 4.0:1 from 3.3:1 for the comparable period last year. Cash and cash equivalents were $97,249 at December 31, 1998, as compared to $43,899 at December 31, 1997, reflecting the Company's continued commitment to strengthening its balance sheet and cash position. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

      Year 2000

      The Year 2000 ("Y2K") issue is the result of computer programs which were written using two digits rather than four digits to define the applicable year. The Company is very much aware of the issues that Y2K will bring to its computer systems and other equipment with embedded micro controllers. The Company is actively addressing its information technology ("IT") infrastructure, including hardware, software and facilities, with the goal of achieving substantial Y2K compliance in all significant areas of its operations, including, to the extent practicable, its relationships with vendors, suppliers and customers.

      During 1998, the Company established a Company-wide Y2K Program Team made up of Company leaders and outside experts to establish a disciplined project management approach, issue inventory and assessment guidelines and coordinate worldwide Y2K compliance efforts. The Company's Y2K Program Team has oversight responsibility for monitoring the compliance efforts.

      The program team developed a multi-phase approach to assessing and resolving Y2K issues. These phases are:

      1. A review of the Company's end-to-end business processes. This phase helped to create a thorough inventory of all date and non-date dependent systems, internal and external stakeholders, vendors, customers and suppliers. Materials, services and informational inputs and outputs were identified and prioritized based on impacts to the business if any should fail as a result of a Y2K problem.

      2. Assessment of all inventoried systems, applications and stakeholders to identify and locate Y2K issues. The Company has established a data repository for Y2K documentation. The database includes the information gathered in Phase
1. External stakeholders, vendors, suppliers and other entities were polled to determine if they are Y2K compliant. Databases were researched for the current status of available fixes for items identified with Y2K issues. Listings of compliant and non-compliant items were generated. Planned and available fixes are being documented for non-compliant items and have formed the basis for Phase 3-Test Planning.

      3. Test planning and remediation of systems presenting Y2K issues. This step included the development of a detailed test plan based on the business priority assessment of the items identified in Phases 1 and 2. Units and applications were then tested. Based on the test results, a remediation plan was developed to renovate, retire, re-host, replace, redevelop or outsource as appropriate. Contingency plans are being developed at this time based on the remediation plan.

      4. Testing/validating of systems to measure the effectiveness of the remediation.

      5. Continued monitoring of the remedied systems for ongoing compliance.

      The Company recognizes the importance of resolving these issues at an early date so as not to adversely impact its own operations or its relationships with its customers and other third parties. The Company has active implementation teams focusing on this program and has made it a high priority to substantially complete its Y2K compliance efforts in a timely manner.

      Currently the results of the assessment and remediation efforts being conducted under the Y2K program are as follows:

      o IT AS400 Systems and Applications - Most of the Company's IT systems and applications have been made substantially Y2K compliant. All remaining systems and applications will be substantially compliant by the end of the first quarter of 1999.

      o Embedded Systems - Embedded systems, which include building services, operations, network services, personal computers and non-IT applications have been inventoried and are currently under assessment to determine the appropriate course of action. A preliminary assessment of inventoried embedded systems was completed in December 1998. Business priorities will drive the development of contingency plans based on detailed assessment results and the impact on the business. Testing and remediation of non-compliant components is scheduled for substantial completion by mid-year 1999.

      o Third Parties - The Company has also completed an inventory of its key business stakeholders, which includes customers, suppliers, vendors and third party agents and has assessed their impact on its business. The Company has issued and is continuing to issue requests for Y2K compliance status from its key business stakeholders.

            The majority of requests for stakeholder status have been received. Where possible, the Company is also working closely with each of its key business stakeholders to determine if their Y2K issues might impact the Company's business. Contingency plans will be established to mitigate the risk associated with each business stakeholders' response and the impact of non-compliance on the Company.

      The total estimated pre-tax cost for resolving Y2K issues is approximately $2,000, with approximately $1,000 of expenditures planned for 1999. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. The majority of these costs relate to software modifications. The $1,000 of costs incurred have been expensed in 1998. System replacement costs have been, or will be, capitalized and expensed over their estimated useful lives. The cost of new hardware and software for recent replacements is not included in the Y2K costs, as the Company had already planned to replace these systems and did not accelerate the replacement due to Y2K issues.

      Although the Company anticipates minimal business disruption will occur as a result of Y2K issues, there is no guarantee that possible "worst case" Y2K issues of third party vendors and suppliers would not impact the Company. To date, the Company has not completed a formal contingency plan for non-compliance but continues to develop such plans based on the information obtained from third parties with whom it has material relationships, as well as the completion of the evaluation of its IT and non-IT systems.

      The foregoing discussion regarding the Y2K project's timing, effectiveness, implementation and cost contains forward-looking statements, which are based on management's best estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those contemplated estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties and the remediation success of the Company's customers and suppliers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company operates internationally, resulting in exposure to foreign exchange rate risk. This risk primarily relates to the consolidation of foreign subsidiary earnings, resulting in a foreign currency translation adjustment. This adjustment is included in the consolidated financial statements presented in Part II, Item 8 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the independent auditors' report, are set forth on pages 18 through 37. The additional financial information set forth in Part IV and included herein should be read in conjunction with the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

BENJAMIN MOORE & CO.:

We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benjamin Moore & Co. and Subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1997 the Company changed its method of computing depreciation.


/s/ Deloitte & Touche LLP

February 17, 1999
Parsippany, New Jersey

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of Income
and Comprehensive Income

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)

                                                      1998       1997      1996
-------------------------------------------------------------------------------
Net Sales                                         $710,993   $666,294  $625,190
                                                  ------------------------------
Costs and Expenses:
   Cost of products sold                           410,103    388,994   382,556
   Selling, general and administrative             197,453    199,161   166,370
   Restructuring                                               33,388
   Other (income) expense, net                      (3,746)        46     2,076
                                                  ------------------------------
     Total costs and expenses                      603,810    621,589   551,002
                                                  ------------------------------
Income Before Taxes, Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                            107,183     44,705    74,188

Income Tax Provision                                45,922     20,500    31,672
                                                  ------------------------------
Income Before Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                             61,261     24,205    42,516

Minority Interest in Net Income (Loss) of
   Consolidated Subsidiaries                         1,166        (99)     (823)
                                                  ------------------------------
Income Before Cumulative Effect of
   Change in Accounting Principle                   60,095     24,304    43,339

Cumulative Effect of Change in
   Accounting Principle                                         6,331
                                                  ------------------------------
Net Income                                        $ 60,095   $ 30,635  $ 43,339
                                                  ------------------------------
Other Comprehensive Income, net of tax:

   Foreign Currency Translation Adjustment          (2,105)      (539)     (363)
   (Net of tax of $1,575, $457 and $271 for 1998,
   1997 and 1996, respectively)
                                                  ------------------------------
Comprehensive Income                              $ 57,990   $ 30,096  $ 42,976
                                                  =============================
Basic Net Income Per Share                           $6.78      $3.42     $4.67
                                                  =============================
Diluted Net Income Per Share                         $6.77      $3.42     $4.67
                                                  =============================
Cash Dividends Declared Per Share
   of Common Stock                                   $2.30      $2.08     $1.92
                                                  =============================
Pro forma amounts assuming new method of depreciation applied retroactively:

   Pro forma net income                           $ 60,095   $ 24,304  $ 45,471
                                                  =============================
   Pro forma basic net income per share              $6.78      $2.71     $4.90
                                                  =============================
   Pro forma diluted net income per share            $6.77      $2.71     $4.90
                                                  =============================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Consolidated Balance Sheets

December 31, 1998 and 1997
(Dollars in thousands, except per share amounts)

                                                                          1998        1997
------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                         $  97,249   $  43,899
   Accounts and notes receivable - net                                  83,100      83,966
   Inventories - net                                                    69,031      72,942
   Prepaid expenses and other current assets                             9,571       9,812
   Deferred income taxes                                                14,321      12,156
                                                                     ---------------------
      Total Current Assets                                             273,272     222,775
Investments in Temporary Co-Ownerships                                   5,701       8,886
Property, Plant and Equipment - net                                     86,651      88,062
Other Assets                                                            26,361      30,859
                                                                     ---------------------
                  Total                                              $ 391,985   $ 350,582
                                                                     =====================

Liabilities and Shareholders' Equity
Current Liabilities:
   Short-term borrowings and current portion of long-term
      debt                                                           $   7,397   $   6,595
   Accounts payable - trade                                             27,980      22,142
   Other liabilities and accrued expenses                               28,060      34,004
   Dividends payable                                                     4,429       4,015
                                                                     ---------------------
      Total Current Liabilities                                         67,866      66,756
                                                                     ---------------------
Pension and Other Long-Term Benefits                                    27,566      28,084
                                                                     ---------------------
Long-Term Obligations                                                   20,581      14,649
                                                                     ---------------------
Minority Shareholders' Interest in Net Assets of
   Consolidated Subsidiaries                                             8,447       4,725
                                                                     ---------------------
Shareholders' Equity:
   Preferred stock, $10 par value - authorized, 500,000 shares;
      issued - none
   Common stock, $10 par value - authorized, 40,000,000 shares;
      issued 13,164,312 at December 31, 1998 and 1997, respectively    131,643     131,643
   Additional paid-in capital                                           41,206      32,632
   Retained earnings                                                   268,949     229,251
   Accumulated other comprehensive income - foreign currency
      translation adjustment                                            (5,914)     (3,809)
   Cost of treasury stock; 4,307,430 shares and
      4,280,615 shares at December 31, 1998 and 1997, respectively    (152,380)   (141,683)
   Employees' stock ownership and stock purchase plan notes            (15,979)    (11,666)
                                                                     ---------------------
      Shareholders' Equity - Net                                       267,525     236,368
                                                                     ---------------------
                  Total                                              $ 391,985   $ 350,582
                                                                     =====================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of
Shareholders' Equity

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)

                                                                            Accumulated             Employees' Stock
                                                   Additional                  Other       Cost of   Ownership and
                                        Common       Paid-in     Retained  Comprehensive  Treasury   Stock Purchase
                                         Stock       Capital     Earnings     Income        Stock      Plan Notes
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996               $131,643      $31,564     $191,604     $(2,907)   $(105,837)     $(18,406)

   Net income for the year                                         43,339
   Foreign currency translation
      adjustment                                                                 (363)
   Cash dividends declared
      on common stock -
      $1.92 per share                                             (17,699)
   Sales and distribution of
      treasury stock - 272 shares                         16                                     1
   Treasury stock purchases -
      434,580 shares                                                                       (23,411)
   Dividends credited to ESPP notes,
      net of interest                                                                                        592
   Note payments                                                                                           2,797
                                       --------------------------------------------------------------------------
Balance, December 31, 1996              131,643       31,580      217,244      (3,270)    (129,247)      (15,017)

   Net income for the year                                         30,635
   Foreign currency translation
      adjustment                                                                 (539)
   Cash dividends declared
      on common stock -
      $2.08 per share                                             (18,628)
   Sale and distribution of
      treasury stock - 15,187 shares                   1,052                                    68          (890)
   Treasury stock purchases -
      165,075 shares                                                                       (12,504)
   Dividends credited to ESPP notes,
      net of interest                                                                                        593
   Note payments                                                                                           3,648
                                       --------------------------------------------------------------------------
Balance, December 31, 1997              131,643       32,632      229,251      (3,809)    (141,683)      (11,666)

   Net income for the year                                         60,095
   Foreign currency translation
      adjustment                                                               (2,105)
   Cash dividends declared
      on common stock -
      $2.30 per share                                             (20,397)
   Sale of treasury stock -
      108,510 shares                                   8,574                                   444        (8,150)
   Treasury stock purchases -
      135,325 shares                                                                       (11,141)
   Dividends credited to ESPP notes,
      net of interest                                                                                        691
   Note payments                                                                                           3,146
                                       --------------------------------------------------------------------------
Balance, December 31, 1998             $131,643      $41,206     $268,949     $(5,914)   $(152,380)     $(15,979)
                                       ==========================================================================

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                         1998        1997         1996
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                        $ 60,095    $ 30,635     $ 43,339
   Cumulative effect of change in accounting principle                             (6,331)
                                                                     ---------------------------------
   Income before cumulative effect of change in accounting
     principle                                                         60,095      24,304       43,339
   Adjustments To Reconcile Net Income To Net Cash Flows
      Provided By Operating Activities:
         Restructuring charge                                                      28,901
         Depreciation and amortization                                  8,553       7,809       12,008
         Write-off of obsolete advertising materials                                3,444
         Write-off of goodwill, intangibles and other assets            6,894       4,364
         Deferred income taxes                                         (1,021)    (11,684)        (209)
         Minority interest in net income (loss) of consolidated
           subsidiaries                                                  1,166        (99)        (823)
         Loss on disposal of equipment                                     279         45           75
         Pension and other long-term benefits                          (1,578)      3,451        3,529
         Other                                                             812         43         (322)
      Changes In Assets and Liabilities:
         Decrease (increase) in accounts and notes receivable             269      30,024       (5,601)
         Decrease in inventories                                        1,133       1,962        2,633
         Decrease in notes receivable due after one year                2,244       6,803        1,818
         Increase (decrease) in accounts payable - trade                5,838      (1,768)      (3,487)
         Other                                                          6,560       4,293           11
                                                                     ---------------------------------
            Net Cash Flows Provided By Operating Activities            91,244     101,892       52,971
                                                                     ---------------------------------
Cash Flows From Investing Activities:
   Proceeds from sale of equipment                                        144          87           19
   Payments for purchase of property, plant, equipment
      and acquisitions                                                (10,550)    (19,547)     (11,412)
   Investments in temporary co-ownerships                                 (74)       (941)      (1,617)
   Proceeds from sales of temporary co-ownership interests                678       1,010        2,110
                                                                     ---------------------------------
            Net Cash Flows Used In Investing Activities                (9,802)    (19,391)     (10,900)
                                                                     ---------------------------------
Cash Flows From Financing Activities:
   Payment of dividends                                               (19,290)    (17,836)     (17,076)
   Payment of dividends to minority shareholders                         (303)       (287)        (252)
   Proceeds (repayments) of short-term borrowings, net                     655    (21,610)      (3,013)
   Proceeds from sale of treasury stock                                    870         68
   Payments for purchase of treasury stock                             (11,141)   (12,504)     (23,411)
   Repayments of long-term obligations                                 (1,300)     (1,200)      (1,100)
   Payments received on employees' stock ownership and
      stock purchase plan notes                                         3,146       3,648        2,797
                                                                     ---------------------------------
            Net Cash Flows Used In Financing Activities               (27,363)    (49,721)     (42,055)
                                                                     ---------------------------------
Effect Of Exchange Rate Changes On Cash                                  (729)       (246)          (7)
                                                                     ---------------------------------
Net Increase In Cash and Cash Equivalents                              53,350      32,534            9
Cash and Cash Equivalents At Beginning Of Year                         43,899      11,365       11,356
                                                                     ---------------------------------
Cash and Cash Equivalents At End Of Year                             $ 97,249    $ 43,899     $ 11,365
                                                                     =================================
Supplemental Cash Flow Information:
     Interest paid                                                   $    818    $  2,735     $  3,674
     Income taxes paid                                               $ 45,940    $ 30,505     $ 29,663

Supplemental Schedule of Noncash Investing
   and Financing Activities:
     Additions to obligations under capital leases                   $     71
     Issuance of employees' stock purchase plan notes                $  8,150    $    890

See Notes to Consolidated Financial Statements.

Benjamin Moore & Co. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The financial statements include the operations of Benjamin Moore & Co. and all majority-owned subsidiaries ("the Company") except for Temporary Co-Ownerships as explained in Note 5 below. All balances and transactions between subsidiaries are eliminated in consolidation.

      Cash and Cash Equivalents

      Cash and cash equivalents include commercial paper of $73,934 and a short-term investment fund of $10,011 in 1998 and commercial paper of $37,654 in 1997, all with original maturities of less than three months. The carrying amount of these investments approximates fair value.

      Inventories

      Inventories are valued at lower of cost or market, determined primarily by the use of the last-in, first-out ("LIFO") method.

      Property, Plant and Equipment

      Property, plant and equipment is recorded at cost and is depreciated using the straight-line method. The major classes of property along with their estimated useful lives are set forth below:

                                                                      Estimated
Asset                                                               Useful Life
-------------------------------------------------------------------------------
Buildings                                                               40 yrs.
Machinery and equipment                                               5-10 yrs.
Furniture and fixtures                                                5-10 yrs.
Automobiles and trucks                                                 3-6 yrs.
Leasehold improvements                                       Over Life of Lease

      As discussed in Note 2, during 1997, the Company changed the method of computing depreciation on its fixed assets and modified certain of its assets' estimated useful lives.

      Intangible Assets

      Included in Other Assets, intangible assets resulting from acquisitions amounted to $14,854 and $15,634 at December 31, 1998 and 1997, respectively, and are valued at cost. These assets are being amortized over their estimated useful lives, which range from six to thirty-five years. During 1998, 1997 and 1996, amortization of such intangibles amounted to $2,033, $4,085 and $923, respectively. Included in the 1998 and 1997 amortization of intangibles are the effects of impairment write-downs of intangibles and goodwill associated with the Company's investment in Benjamin Moore Pacific Limited ("Pacific"), White Knight Paints Pty Ltd. ("White Knight") and other small acquisitions, amounting to approximately $1,433 and $3,700, respectively.

      Long-Lived Assets

      The Company evaluates the recoverability of its long-lived assets over their remaining useful lives by projecting operating cash flows to be generated on an undiscounted basis. As of December 31, 1998, the Company believes that the existing balances of its long-lived assets are recoverable.

      Revenue Recognition

      Revenues are recorded when products are shipped.

Notes to Consolidated Financial Statements
(Continued)

      Pension Expense

      It is the Company's policy to fund all qualified pension costs based on calculations made by independent actuaries. Unrecognized net assets are being amortized over 16-2/3 years for the United States ("U.S.") plan and 15 years for the Canadian plan.

      Stock Options

      The Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

      Advertising Expenses

      The cost of advertising is expensed as incurred. Advertising expenses amounted to $48,223, $44,626 and $37,659 in 1998, 1997 and 1996, respectively.

      Research and Development Costs

      Research and development and quality control expenditures amounted to $13,091, $12,496 and $13,787 in 1998, 1997 and 1996, respectively. Quality control expenditures aggregated $4,064, $3,943 and $3,928, respectively in 1998, 1997 and 1996 and are included herein because a substantial portion of such expenditures is related to development projects.

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

      Foreign Currency Translation

      All balance sheet accounts of foreign subsidiaries are translated to U.S. dollars at current exchange rates and income statement accounts are translated using the average exchange rates for the period. Adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity and comprehensive income.

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

      New Accounting Pronouncements

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive Income is defined as the total change in shareholders' equity during the period from transactions other than with shareholders. For the Company, Comprehensive Income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. The Company adopted the provisions of SFAS No. 130 in 1998.

      In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which the Company adopted in 1998, supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires the Company to report segment information in line with the information used by management for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. All information previously presented under SFAS No. 14 has been modified to conform to the provisions of SFAS No. 131 (see Note 16).

Notes to Consolidated Financial Statements
(Continued)

      In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." As required by the standard, the Company began reporting under SFAS No. 132 in 1998 (see Note 7). All information previously presented under SFAS Nos. 87, 88 and 106 has been modified to conform to the provisions of SFAS No. 132.

      Reclassifications

      Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the method of presentation used in 1998.

2. CHANGE IN ACCOUNTING PRINCIPLE

      In 1997, the Company changed the method of computing depreciation on its fixed assets from accelerated methods used in previous periods to the straight-line method. The change was made because the straight-line method better matches the depreciation costs of the assets to the revenue produced by them. This change also makes the Company's depreciation policy more comparable to the policies used within its industry. The retroactive application of the new method resulted in a cumulative effect adjustment of $6,331 (net of $4,234 in income taxes) which is included in net income for the year ended December 31, 1997. The effect of the change on the year ended December 31, 1997 was to increase net income before the cumulative effect of the change in accounting principle by $1,960 million ($.22 per share). In conjunction with this change, the Company also changed estimated useful lives of certain of its assets to more appropriately reflect the period of time over which such assets are expected to generate revenues. Pro forma amounts are presented in the Statement of Income and Comprehensive Income showing the effect of applying the new method retroactively.

3. ACCOUNTS AND NOTES RECEIVABLE
                                                                December 31,
                                                             1998           1997
--------------------------------------------------------------------------------
Trade                                                     $92,456        $93,300
Other                                                       1,702          1,183
                                                          ----------------------
    Total                                                  94,158         94,483
Less allowance for doubtful accounts                       11,058         10,517
                                                          ----------------------
    Net                                                   $83,100        $83,966
                                                          ======================

      Trade notes receivable due after one year, net of reserves, amounted to $2,667 and $4,911 at December 31, 1998 and 1997, respectively, and are included in Other Assets in the accompanying Consolidated Balance Sheets. The carrying amount of notes receivable approximates fair value.

Notes to Consolidated Financial Statements
(Continued)

4. INVENTORIES

                                                                December 31,
                                                             1998           1997
--------------------------------------------------------------------------------
Finished goods                                           $ 41,759       $ 51,369
Raw materials                                              29,965         23,573
                                                         -----------------------
    Total                                                  71,724         74,942
Less reserve                                                2,693          2,000
                                                         -----------------------
    Net                                                  $ 69,031       $ 72,942
                                                         =======================

      If the first-in, first-out ("FIFO") method of inventory accounting, which approximates current cost, had been used, inventory would have been $9,676 and $13,817 greater than reported at December 31, 1998 and 1997, respectively.

      Work-in-process is not significant, due to the brief production cycle, and is included with raw materials.

      During 1998, the reduction of inventory resulted in the liquidation of certain LIFO layers. The liquidation reduced net income by approximately $601 or $.07 per share.

5. INVESTMENTS IN TEMPORARY CO-OWNERSHIPS

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

6. PROPERTY, PLANT AND EQUIPMENT

                                                                December 31,
                                                             1998           1997
--------------------------------------------------------------------------------
Land                                                     $  8,468       $  8,012
Buildings                                                  62,490         65,489
Machinery, equipment and leasehold improvements           112,906        104,582
                                                         -----------------------
    Total                                                 183,864        178,083
Less accumulated depreciation and amortization             97,213         90,021
                                                         -----------------------
    Net                                                  $ 86,651       $ 88,062
                                                         =======================

7. EMPLOYEE BENEFITS

      Pension and Postretirement Plans

      The Company has retirement income plans covering substantially all employees. The benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

      The Company also provides medical and life insurance benefits that cover U.S. and Canadian employees of the Company. Substantially all employees are covered by a postretirement health care plan which is contributory for employees retiring on or after January 1, 1993, with retiree contributions adjusted annually; the life insurance plan is non-contributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by the same percent increase experienced by the net incurred charges through 1998, after which all future cost increases will be passed on to the retirees. As of December 31, 1998, the Company has not established any specific funding policy for these plans.

Notes to Consolidated Financial Statements
(Continued)

                                                                         December 31,
                                                        Pension Benefits               Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                      1998             1997               1998              1997
Change in benefit obligation
   Benefit obligation at beginning of year        $169,929         $145,372           $ 37,845          $ 29,315
   Service cost                                      3,588            3,839                492               540
   Interest cost                                    11,833           11,122              2,241             2,443
   Plan amendments                                     246
   Curtailment (gain) or loss                                        (4,571)                               5,887
   Exchange rate changes                            (1,100)            (642)              (262)             (763)
   Special termination benefits                                      10,074                                1,375
   Benefits paid                                   (10,474)          (8,884)            (2,947)           (2,184)
   Participant contributions                                                               171               160
   Actuarial loss or (gain)                          8,148           13,619             (2,898)            1,072
                                                  ---------------------------------------------------------------
   Benefit obligation at end of year               182,170          169,929             34,642            37,845
                                                  ---------------------------------------------------------------

Change in plan assets
   Fair value of plan assets at
     beginning of year                             185,306          161,562
   Actual return on plan assets                     31,105           34,506
   Employer contributions                              304              257              2,776             2,024
   Participant contributions                                                               171               160
   Exchange rate changes                            (1,215)            (784)
   Benefits paid                                   (10,474)          (8,884)            (2,947)           (2,184)
   Administrative expenses                          (1,579)          (1,351)
                                                  ---------------------------------------------------------------
   Fair value of plan assets at end of year        203,447          185,306
                                                  ---------------------------------------------------------------

Reconciliation of funded status
   Funded status                                    21,277           15,377            (34,642)          (37,845)
   Unrecognized actuarial (gain) or loss           (25,867)         (20,561)              (973)            1,989
   Unrecognized transition (asset) or
      obligation                                    (2,479)          (3,163)            15,850            17,112
   Unrecognized prior service cost                   3,014            3,121
                                                  ---------------------------------------------------------------
   Net amount recognized at year-end              $ (4,055)        $ (5,226)          $(19,765)         $(18,744)
                                                  ===============================================================

Amounts recognized in the consolidated
   balance sheets consist of:
   Prepaid benefit cost                           $  2,172         $  2,108
   Accrued benefit liability                        (6,695)          (8,220)          $(19,765)         $(18,744)
   Intangible asset                                    468              886
                                                  ---------------------------------------------------------------
   Net amount recognized at year-end              $ (4,055)        $ (5,226)          $(19,765)         $(18,744)
                                                  ===============================================================

The weighted-average assumptions employed at December 31, 1998 and 1997 were:

                                                        Pension Benefits                Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                      1998          1997                    1998          1997
Discount rate                                         6.75%         7.00%                   6.75%         7.00%
Expected return on plan assets                        9.00%         9.00%
Rate of compensation increase                         4.00%         4.00%
Health care cost trend rate*                                                               11.30%        11.00%

*  Assumed to decrease to 6% by 2009 and remain at that level thereafter.

Notes to Consolidated Financial Statements
(Continued)

     Net pension and postretirement benefit costs include the following components:

                                                 Pension Benefits             Postretirement Benefits
------------------------------------------------------------------------------------------------------
                                             1998       1997       1996        1998      1997     1996
Service cost                             $  3,588   $  3,839  $   4,221      $  492    $  540   $  530
Interest cost                              11,833     11,122     10,441       2,241     2,444    1,788
Expected return on plan assets            (16,049)   (14,354)   (12,674)
Amortization of prior service cost            333        354        361
Amortization of transitional (asset)
   or obligation                             (596)      (613)      (617)      1,120     1,519    1,107
Recognized actuarial (gain) or loss          (117)       (15)        (9)         31
                                         -------------------------------------------------------------
Net periodic benefit cost                $ (1,008)  $    333  $   1,723      $3,884    $4,503   $3,425
                                         =============================================================

      As described in Note 18, the Company offered two voluntary early retirement programs during 1997 that provided employees electing to retire within the prescribed period with enhanced benefits. During 1997, the Company recorded net charges for enhanced pension and other postretirement benefits of $5,777 and $8,696, respectively.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                             One-Percentage-          One-Percentage-
                                                             Point Increase           Point Decrease
Effect on total of service and interest cost
   components for 1998                                            $103                    $ (80)

Effect on year-end 1998 postretirement
   benefit obligation                                              676                     (521)

      Postemployment Benefits

      The Company accrues for benefits provided to former or inactive employees after employment but before retirement. The liability related to these benefits at December 31, 1998 is approximately $1,933 and is recorded in Pension and Other Long-Term Benefits.

      Employees' Stock Ownership Plan

      The Company maintains a qualified Employees' Stock Ownership Plan ("ESOP") covering substantially all of its U.S. employees. The Board of Directors of the Company is authorized to make contributions from time to time to the plan trust fund.

Notes to Consolidated Financial Statements
(Continued)

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

      Contributions to the ESOP amounted to $1,369, $1,317 and $1,272 in 1998, 1997 and 1996, respectively. The fair value of the shares held by the ESOP was $32,943 and $33,592 at December 31, 1998 and 1997, respectively.

      The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Canadian Company's employees. The Canadian subsidiary contributed approximately $236, $217 and $183 to the Canadian plan trust fund in 1998, 1997 and 1996, respectively.

      Stock Option and Stock Incentive Plans

      During 1993, the Company adopted a Stock Option Plan ("1993 Plan"). The 1993 Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 400,000 shares of common stock, par value $10 per share, could be granted. The options began vesting on the second anniversary of the grant date and vest over the succeeding two years. The options also become fully vested upon retirement or death. Expiration is ten years from date of grant, six months after retirement or ninety days after termination.

      In 1998, a new Stock Incentive Plan ("1998 Plan") was adopted by the Company. Grants under the 1993 Plan were frozen. Options for the purchase of 400,000 shares of stock, par value of $10 per share, may be granted. Vesting occurs over a four year period beginning one year after grant date. The options also become fully vested upon death. Expiration is ten years from date of grant, five years after retirement or three months after termination.

      Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB 25. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                             Year Ended December 31,
                                     --------------------------------------
                                       1998              1997         1996
---------------------------------------------------------------------------
Net income
   As reported                       $60,095          $30,635       $43,339
   Pro forma                          60,095           29,881        42,599
Net income per common share
Basic
   As reported                         $6.78            $3.42         $4.67
   Pro forma                            6.78             3.36          4.59
Diluted
   As reported                         $6.77            $3.42         $4.67
   Pro forma                            6.77             3.36          4.59

Notes to Consolidated Financial Statements
(Continued)

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions:

                                               Year Ended December 31,
                                         ----------------------------------
                                         1998          1997           1996
---------------------------------------------------------------------------

Interest rate                            5.26%         6.35%          6.44%
Dividend yield                           2.71%         2.62%          2.63%

Expected volatility                        15%           15%            16%
Expected life in years                     10            10             10

      Stock option activity for both the 1993 and 1998 plans were as follows:

                                               1998        1997        1996
---------------------------------------------------------------------------
Outstanding, January 1                      195,122     229,357     229,357
Granted                                     159,000      26,000
Exercised                                    (8,310)     (2,085)
Canceled                                    (33,360)    (58,150)
                                            -------------------------------
Outstanding, December 31                    312,452     195,122     229,357
Exercisable                                 127,452     169,122     152,904
Available for grant                         241,000     204,878     170,643
Weighted average price:
   Outstanding, beginning of year            $73.50      $73.26      $73.26
   Granted                                    83.06       75.09
   Exercised                                  73.26       73.26
   Canceled                                   73.26       73.26
   Outstanding, end of year                   78.40       73.50       73.26
   Exercisable, end of year                   73.26       73.26       73.26
   Weighted average fair value of
      options at grant date                   18.69       16.91

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                           Weighted Average
                                         Weighted Average     Remaining
    Price           Number Outstanding    Exercise Price   Contractual Life
---------------------------------------------------------------------------
$  70 to 75               137,452              73.26          4.7 Years

   76 to 80                18,500              76.74          8.6

   81 to 85               156,500              83.11          9.2

      The following table summarizes information about stock options exercisable at December 31, 1998:

                                                           Weighted Average
    Price                         Number Exercisable       Exercise Price
---------------------------------------------------------------------------
$ 70 to 75                             127,452                 $73.26

Notes to Consolidated Financial Statements
(Continued)

8. SHORT-TERM BORROWINGS

      Information regarding the Company's arrangements with banks in the U.S., Canada, New Zealand and Australia for short-term lines of credit follows:

                                                             December 31,
                                                           1998        1997
---------------------------------------------------------------------------
Outstanding borrowings                                  $ 5,576     $ 4,967

Weighted average interest rate on outstanding
   borrowings                                              6.4%        6.5%

Unused portion of lines of credit                       $78,075     $89,659

      There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.

9. OTHER LIABILITIES AND ACCRUED EXPENSES

                                                         December 31,
                                                    1998               1997
---------------------------------------------------------------------------
Income taxes payable                             $ 5,018            $ 3,285
Restructuring reserve - current portion            1,002             11,311
Salaries, wages and commissions                    6,970              6,568
Customer discounts and allowances                  5,614              4,129
Other                                              9,456              8,711
                                                 --------------------------
     Total                                       $28,060            $34,004
                                                 ==========================

      The current portion of the restructuring reserve shown above primarily consists of dismantling and facility costs.

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

      The Company has accrued approximately $3,980 for estimated potential cleanup costs based upon its monitoring of ongoing activities and its past experience with these matters.

Notes to Consolidated Financial Statements
(Continued)

11. LONG-TERM OBLIGATIONS

      Included in long-term obligations is long-term debt as follows:

                                                               December 31,
                                                           1998             1997
--------------------------------------------------------------------------------
ESOP loan payable                                        $1,400           $2,700
Bank debt (interest ranging from 6% - 11%)                1,775            1,332
                                                         -----------------------
     Total                                                3,175            4,032
Less current maturities                                   1,821            1,628
                                                         -----------------------
     Long-term debt                                      $1,354           $2,404
                                                         =======================

      Aggregate maturities of long-term debt are as follows: 1999 - $1,821; 2000 - $345; 2001 - $340; 2002 - $175; 2003 - $44; and $450 thereafter.

      At December 31, 1998 and 1997, the Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $17,754 and $16,800, respectively, relating to financing arrangements between a bank and such third parties, to whom the Company sells merchandise. It is not practical to estimate the fair value of the guarantee. As of December 31, 1998, the Company has a reserve of $6,038 included in Long-Term Obligations for recourse provisions under these financing arrangements.

12. LEASES

      The Company leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under operating leases expiring at various dates.

      Minimum future obligations under leases as of December 31, 1998 are as follows:

Year ending December 31,                                                Total
-----------------------------------------------------------------------------
1999                                                                  $ 8,061

2000                                                                    7,361

2001                                                                    5,685

2002                                                                    3,475

2003                                                                    2,987

Thereafter                                                              6,090
                                                                      -------
   Total minimum lease payments                                       $33,659
                                                                      =======

      Rent expense on operating leases was approximately $10,375, $9,857 and $8,291 for the years ended December 31, 1998, 1997 and 1996, respectively.

Notes to Consolidated Financial Statements
(Continued)

13. SHAREHOLDERS' EQUITY

      In 1978, the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan ("ESPP"). Under the Plan, as restated to reflect stock dividends, up to an aggregate of 1,600,000 shares of Common Stock held in treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm at the date of offering. Since 1979, 738,165 shares have been sold to employees under the Plan.

      Notes receivable outstanding with respect to the above referenced Plan, as well as the 1993 and 1998 Stock Option Plans and the ESOP note receivable, are reflected in the balance sheets as reductions in shareholders' equity. The notes received by the Company relative to the ESPP offerings since 1991 are non-interest bearing. Notes received by the Company relative to the 1993 and 1998 Plans bear interest at the then-current rates of interest.

      Treasury stock is reflected at acquisition value, determined by the use of the FIFO method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

      A reconciliation of the number of common shares outstanding is as follows:

                                                   Shares of Common Stock
                                             Issued     Treasury     Outstanding
--------------------------------------------------------------------------------
Balance, January 1, 1996                   13,164,312   3,696,419    9,467,893

Sale and distribution of treasury stock                      (272)         272

Treasury stock purchases                                  434,580     (434,580)
                                           ------------------------------------

Balance, December 31, 1996                 13,164,312   4,130,727    9,033,585

Sale and distribution of treasury stock                   (15,187)      15,187

Treasury stock purchases                                  165,075     (165,075)
                                           ------------------------------------

Balance, December 31, 1997                 13,164,312   4,280,615    8,883,697

Sale of treasury stock                                   (108,510)     108,510

Treasury stock purchases                                  135,325     (135,325)
                                           ------------------------------------

Balance, December 31, 1998                 13,164,312   4,307,430    8,856,882
                                           ====================================

Notes to Consolidated Financial Statements
(Continued)

14. EARNINGS PER SHARE

      The components of the denominator for basic and diluted net income per common share are as follows:

                                                             Year Ended December 31,
                                                      -----------------------------------
                                                           1998         1997         1996
-----------------------------------------------------------------------------------------
Basic net income per common share:
   Weighted average common shares outstanding         8,860,662    8,960,374    9,279,127
Diluted net income per common share:
   Stock options assumed to be exercised                 12,497        4,761
                                                      -----------------------------------
Denominator for diluted earnings per common share     8,873,159    8,965,135    9,279,127
                                                      ===================================

      In 1997, the Company changed its method of computing depreciation (see
Note 2). This change resulted in basic and diluted net income per common share of income before cumulative effect of change in accounting principle of $2.71 and basic and diluted net income per share of $.71 for the cumulative effect of change in accounting principle.

15. INCOME TAXES

      The composition of the income tax provision is as follows:

                                            1998            1997            1996
--------------------------------------------------------------------------------

Federal income taxes:
     Current                             $34,971        $ 24,629         $23,054
     Deferred                             (1,214)        (11,684)             52
                                         ---------------------------------------
        Total federal                     33,757          12,945          23,106
                                         ---------------------------------------
State and local income taxes
     Current                               8,267           3,523           5,148
     Deferred                                193
                                         ---------------------------------------
        Total state and local              8,460           3,523           5,148
Foreign income taxes                       3,705           4,032           3,418
                                         ---------------------------------------
      Total                              $45,922        $ 20,500         $31,672
                                         =======================================

Notes to Consolidated Financial Statements
(Continued)

      Deferred income taxes represent the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are comprised of the following:

                                                                 December 31,
                                                             1998           1997
--------------------------------------------------------------------------------
Deferred Tax Assets:
Pension and employee benefit related items                $ 9,436       $ 9,713
Accounts receivable and recourse reserves                   5,063         4,621
Restructuring                                               1,030         4,327
Inventory reserves                                          3,372         3,098
Claims reserves                                             2,464         2,204
Miscellaneous reserves                                      2,213         1,791
Foreign items                                               3,394
State deferred taxes                                        2,107
Other                                                       2,615         1,409
                                                          ----------------------
     Total deferred tax assets                             31,694        27,163
Valuation allowance                                        (2,542)
                                                          ----------------------
     Net deferred tax assets                              $29,152       $27,163
                                                          ======================

Deferred Tax Liabilities:

Property, plant and equipment                             $ 9,152       $ 8,557
Temporary Co-Ownership related items                        2,679         2,306
                                                          ----------------------
     Total deferred tax liabilities                       $11,831       $10,863
                                                          ======================

      Net long-term deferred tax assets of $3,000 are reflected in Other Assets.

      At December 31, 1998, the Company has a valuation allowance recorded against available foreign tax credits and certain other foreign related items. Management believes it is more likely than not that the benefits related to these items may not be realized.

      The Company has available for utilization $509 of foreign tax credits. Such credits expire as follows: 1999 - $58; 2000 - $233; 2001 - $140; and 2002 -
$78.

      A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                            1998           1997           1996
-------------------------------------------------------------------------------
Statutory tax rate                          35.0%          35.0%          35.0%
Effect of:
     State and local income taxes            5.1            5.1            4.5
     Foreign income taxes                    2.4            5.0            2.5
     Valuation allowance                     1.6
     Other - net                            (1.3)            .8             .7
                                            -----------------------------------
Effective tax rate                          42.8%          45.9%          42.7%
                                            ===================================

      The Company does not accrue Federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $36,175, $33,619 and $30,293 at December 31, 1998, 1997 and 1996, respectively, because the Company intends to reinvest such earnings indefinitely.

Notes to Consolidated Financial Statements
(Continued)

16. SEGMENT INFORMATION

      The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S., Canada, New Zealand and Australia. Transfers between geographic areas are eliminated in consolidation. The Company has two reportable segments - (1) U.S. and (2) Canada. Business groups within these two segments are trade sales coatings, production finishes coatings, and retail. Also included in the Company's consolidated financial statements, but not considered a reportable segment, are the international businesses in Australia and New Zealand.

      The accounting policies of the segments are the same as those described in
Note 1. Segment data includes intersegment net sales. The Company evaluates the performance of its segments based upon net sales to external customers and net income (loss).

      The Company does not have any customers to which sales exceed 10% of total sales.

      Assets and operating results by reportable segment and geographic area are as follows:

                                                        All     Reconciling   Consolidated
        1998              United States    Canada     Others       Items         Totals
                          -------------    ------     ------       -----         ------

Net Sales                   $621,513       $80,637   $15,135    $ (6,292)(a)    $710,993

Net Sales to External
Customers                   $621,513       $74,345   $15,135                    $710,993

Net Income (Loss)           $ 61,205       $ 4,350   $(1,264)   $ (4,196)(a)    $ 60,095

Total Assets                $364,320       $43,077   $10,200    $(25,612)(b)    $391,985

        1997

Net Sales                   $573,090       $80,396   $17,494    $ (4,686)(a)    $666,294

Net Sales to External
Customers                   $573,090       $75,710   $17,494                    $666,294

Net Income (Loss)           $ 29,448       $ 4,043   $(2,818)   $    (38)(a)    $ 30,635

Total Assets                $327,182       $43,266   $11,308    $(31,174)(b)    $350,582

        1996

Net Sales                   $541,829       $75,968   $11,539    $ (4,146)(a)    $625,190

Net Sales to External
Customers                   $541,829       $71,822   $11,539                    $625,190

Net Income (Loss)           $ 43,537       $ 3,519   $(1,719)   $ (1,998)(a)    $ 43,339

Notes to Consolidated Financial Statements
(Concluded)

      Reconciling items primarily consist of (a) the elimination of sales and cost of sales between segments, and (b) the elimination of intersegment investments and advances.

      The following table represents net sales to external customers by business group:

                                            1998             1997           1996
--------------------------------------------------------------------------------
Trade Sales Coatings                    $601,583         $585,052       $563,957
Production Finishes Coatings              55,054           51,375         51,995
Retail                                    54,356           29,867          9,238
                                        ----------------------------------------
      Total                             $710,993        $ 666,294       $625,190
                                        ========================================

17. OTHER (INCOME) EXPENSE, NET

      The components of other (income) expense, net are as follows:

                                                 1998          1997        1996
--------------------------------------------------------------------------------
Other income                                   $(5,530)     $(2,663)    $(1,698)
Interest expense                                   927        2,664       3,626
Net loss on the disposal of fixed assets           279           45          75
Other expenses                                     578                       73
                                               ---------------------------------
      Net                                      $(3,746)     $    46     $ 2,076
                                               =================================

18. RESTRUCTURING

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

      Over 90% of all separations were completed by December 31, 1997 with the remainder being completed during 1998. Exclusive of pension and postretirement enhancements, the remaining restructuring liability as of December 31, 1998, relating primarily to dismantling and facility costs, is $2,762. During 1998 and 1997, cash payments charged against the reserve were $9,019 and $4,400, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 4 and 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" at page 22 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at pages 9 and 10 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION" and "SEVERANCE ARRANGEMENTS" at pages 8
- 12 and 17 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

      (b) Security Ownership of Management

      Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Nominees and Directors" at pages 6 and 7 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

      (c) Changes in Control

      To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at page 12 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements Included Under Item 8 of this Report

         Independent Auditors' Report                                 18

         Consolidated Statements of Income and Comprehensive
             Income for the Years Ended December 31,
             1998, 1997 and 1996                                      19


         Consolidated Balance Sheets, December 31, 1998
             and 1997                                                 20

         Consolidated Statements of Shareholders' Equity for
             the Years Ended December 31, 1998, 1997 and 1996         21

         Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1998, 1997 and 1996                   22

         Notes to Consolidated Financial Statements for the Years
             Ended December 31, 1998, 1997 and 1996                23 - 37

     (2) Financial Statement Supplemental Schedule

         II       Consolidated Valuation and Qualifying Accounts
                  For the Years Ended December 31, 1998, 1997
                  and 1996                                            44

      All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

      The individual financial statements of the Company have been omitted because the Company is primarily an operating Company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1998 and 1997.

      (b) Reports on Form 8-K

      No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

(c) List of Exhibits

      (3) Restated Certificate of Incorporation and Bylaws of the Company.

            (i) Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) of the Company's Registration Statement under the Securities Act of 1933, as amended, on Form S-1 Registration No. 2-62626).

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

                      Reference is made to the information set forth under the caption "Approval of the 1998 Stock Incentive Plan" at pages 16 - 21 of the Company's Proxy Statement dated March 23, 1998, for use in connection with its 1998 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

            (21)      Subsidiaries of the Company                     Page 46

            (23)      Independent Auditors' Consent                   Page 47

            (27)      Financial Data Schedule                         Page 48

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 23rd day of March, 1999.


                                             BENJAMIN MOORE & CO.


                                             By /s/ Yvan Dupuy
                                                -------------------
                                                    Yvan Dupuy
                                                President and Chief
                                                 Operating Officer

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

           Signature                       Title                     Date
           ---------                       -----                     ----

                                  Chairman of the Board
                                  of Directors and Chief
                                  Executive Officer;
                                  (Principal Executive
       /s/ Richard Roob           Officer) and Director         March 23, 1999
------------------------------
          Richard Roob

                                  President and Chief
                                  Operating Officer;
        /s/ Yvan Dupuy            Director                      March 23, 1999
------------------------------
          Yvan Dupuy

    /s/ Donald E. Devine II       Vice President-Finance        March 23, 1999
------------------------------    and Chief Financial Officer
      Donald E. Devine II

 /s/ Benjamin M.Belcher, Jr.      Director                      March 23, 1999
------------------------------
   Benjamin M. Belcher, Jr.

     /s/ W.C. Belcher             Director                      March 23, 1999
------------------------------
         Ward C. Belcher

                                  Director                      March 23, 1999
------------------------------
    Charles H. Bergmann, Jr.

                                  Director                      March 23, 1999
------------------------------
       Frederick J. Costello

                                  Director                      March 23, 1999
------------------------------
         Robert J. Hodgson

           /s/ G. Moore           Director                      March 23, 1999
------------------------------
          Gerald W. Moore

      /s/ John C. Moore, Jr.      Director                      March 23, 1999
------------------------------
        John C. Moore, Jr.

                                  Director                      March 23, 1999
------------------------------
       Robert H. Mundheim

      /s/ Charles C. Vail         Director                      March 23, 1999
------------------------------
        Charles C. Vail

                                  Director                      March 23, 1999
------------------------------
          Ward B. Wack

                                  Director                      March 23, 1999
------------------------------
         Sara B. Wardell

        /s/ M.C. Workman          Director                      March 23, 1999
------------------------------
       Maurice C. Workman

                                   SCHEDULE II

                      BENJAMIN MOORE & CO. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------------------
        Column  A             Column  B                Column  C               Column  D         Column  E
----------------------------------------------------------------------------------------------------------
                                                      Additions
                                                      ---------
                              Balance At     Charged To          Charged
                               Beginning      Costs And         To Other                      Balance At
       Description              Of Year       Expenses          Accounts      Deductions      End of Year
       -----------              -------       --------          --------      ----------      -----------
Allowance For
Doubtful Accounts:

Current

          1998................$10,517          $ 5,035           $  --        $ 4,494(1)(2)     $11,058
                              =========================================================================

          1997................$ 9,359          $18,977           $ 379        $18,198(1)        $10,517
                              =========================================================================

          1996................$ 7,662          $ 6,495           $  --        $ 4,798(1)        $ 9,359
                              =========================================================================

Long-Term

          1998................$ 1,107          $ 1,955           $  --        $   628(1)        $ 2,434
                              =========================================================================

          1997................$    --          $ 1,107           $  --        $    --           $ 1,107
                              =========================================================================

Allowance For
Inventory Obsolescence:

          1998................$ 2,000          $   784           $  --        $    15(2)        $ 2,769
                              =========================================================================

          1997................$    --          $ 2,000           $  --        $    --           $ 2,000
                              =========================================================================

(1) Accounts and Notes Receivable Written Off - Net of Recoveries
(2) Foreign exchange gain or (loss)

INDEPENDENT AUDITORS' REPORT

Benjamin Moore & Co.:

We have audited the financial statements of Benjamin Moore & Co. and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 17, 1999, which report includes an explanatory paragraph relating to the change in 1997 in the method of computing depreciation; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Benjamin Moore & Co. and Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

February 17, 1999
Parsippany, New Jersey