Form 10-Q
period 1999-03-31
MOORE BENJAMIN & CO
filed 1999-05-14
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999 Commission File Number         0-8894
                  --------------                        ------------------------


                              BENJAMIN MOORE & CO.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



         New Jersey                                              13-5256230
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


51 Chestnut Ridge Road, Montvale, New Jersey                       07645
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code        (201) 573-9600
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

                               Yes /X/     No / /

As of May 10, 1999, 8,899,193 shares of Common Stock of the registrant were issued and outstanding.

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX




                                                                       PAGE NO.

Part   I.  Financial Information

       Condensed Consolidated Statements of Income and
         Comprehensive Income-
           Three Months Ended March 31, 1999 and 1998..............       3


       Condensed Consolidated Balance Sheets -
           March 31, 1999 and December 31, 1998....................       4


       Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1999 and 1998..............       5


       Notes to Condensed Consolidated Financial Statements........     6 - 8


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................     9 - 12


Part II.  Other Information........................................    13 - 15

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                 (Dollars in Thousands Except Per Share Amounts)


                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1999            1998
                                                (Unaudited)     (Unaudited)
Net Sales .................................      $ 170,526       $ 152,403
                                                 ---------       ---------

Costs and expenses:
    Cost of products sold .................         99,985          92,819
    Selling, general and administrative ...         51,252          46,089
    Other (income) expense, net ...........         (1,589)           (535)
                                                 ---------       ---------
        Total costs and expenses ..........        149,648         138,373
                                                 ---------       ---------

Income before taxes and minority
   interest ...............................         20,878          14,030

Income tax provision ......................          8,932           5,984

Minority interest in net income (loss) of
   subsidiaries ...........................            178             (11)
                                                 ---------       ---------

Net income ................................      $  11,768       $   8,057
                                                 ---------       ---------

Other comprehensive income, net of tax:
    Foreign currency translation adjustment
    (Net of tax of $239 and $(32) for March
    1999 and 1998, respectively) ..........            319             (43)
                                                 ---------       ---------

Comprehensive income ......................      $  12,087       $   8,014
                                                 =========       =========

Cash dividends declared per share of
   common stock ...........................      $     .50       $     .45
                                                 =========       =========

Basic earnings per share (Note 3) .........      $    1.33       $     .91
                                                 =========       =========

Diluted earnings per share (Note 3) .......      $    1.32       $     .91
                                                 =========       =========


     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                March 31,      December 31,
                                                                  1999            1998
                                                                ---------       ---------
                                                               (Unaudited)         (a)
                                     ASSETS
Current assets:
    Cash and cash equivalents ............................      $  92,313       $  97,249
    Accounts and notes receivable - net ..................        115,119          83,100

    Inventories:
     Finished goods, net .................................         42,799          39,066
     Raw materials and supplies ..........................         22,551          29,965
                                                                ---------       ---------
        Net ..............................................         65,350          69,031

    Prepaid expenses and other current assets ............         20,737          23,892
                                                                ---------       ---------
        Total current assets .............................        293,519         273,272

Property, plant and equipment - net ......................         89,582          86,651

Other non-current assets .................................         36,546          32,062
                                                                ---------       ---------

        Total assets .....................................      $ 419,647       $ 391,985
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt           6,029           7,397
    Accounts payable .....................................         35,806          27,980
    Other liabilities and accrued expenses ...............         45,345          32,489
                                                                ---------       ---------
        Total current liabilities ........................         87,180          67,866
                                                                ---------       ---------

Pension and other long-term benefits .....................         27,753          27,566
                                                                ---------       ---------
Long-term obligations ....................................         18,811          20,581
                                                                ---------       ---------
Minority shareholders' interest in net
   assets of subsidiaries ................................          5,828           8,447
                                                                ---------       ---------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $10 par value - authorized
       40,000,000 shares; issued 13,164,312 shares .......        131,643         131,643
     Additional paid-in capital ..........................         46,209          41,206
     Retained earnings ...................................        276,322         268,949
     Accumulated other comprehensive income - foreign
       currency translation adjustment ...................         (5,595)         (5,914)
     Cost of treasury stock; 4,260,720 shares at
       March 31, 1999 and 4,307,430 shares at
       December 31, 1998 .................................       (153,406)       (152,380)
     Employees' stock ownership and stock purchase
       plan notes ........................................        (15,098)        (15,979)
                                                                ---------       ---------

        Shareholders' equity - net .......................        280,075         267,525
                                                                ---------       ---------

        Total liabilities and shareholders' equity .......      $ 419,647       $ 391,985
                                                                =========       =========

(a) The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                    Three Months Ended
                                                                          March 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------
                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net income .............................................      $ 11,768       $  8,057
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization .......................         3,192          2,157
       Minority interest in net income (loss) of
         subsidiaries ......................................           178            (11)

       Other ...............................................           178            359
       Change in assets and liabilities, net of assets sold:
           Increase in accounts and notes receivable .......       (32,044)       (26,579)
           Decrease in inventories .........................         3,853          2,992
           Increase in other current liabilities ...........        18,136          8,341
           Other ...........................................        (2,199)         1,952
                                                                  --------       --------
                Net cash provided by (used in)
                  operating activities .....................         3,062         (2,732)
                                                                  --------       --------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment .............................................        (5,454)        (1,699)
    Proceeds from sale of White Knight assets ..............         3,654
    Other ..................................................           (43)           177
                                                                  --------       --------
                Net cash used in investing activities ......        (1,843)        (1,522)
                                                                  --------       --------

Cash flows from financing activities:
    Net (repayments) proceeds from short-term debt .........        (1,367)           299
    Payment of dividends ...................................        (4,324)        (3,897)
    Purchase of treasury stock .............................        (1,269)        (4,780)
    Other ..................................................           922            917
                                                                  --------       --------
                Net cash used in financing activities ......        (6,038)        (7,461)
                                                                  --------       --------

Effect of exchange rate changes on cash ....................          (117)           (79)
                                                                  --------       --------
Net decrease in cash .......................................        (4,936)       (11,794)
Cash and cash equivalents at beginning of period ...........        97,249         43,899
                                                                  --------       --------
Cash and cash equivalents at end of period .................      $ 92,313       $ 32,105
                                                                  ========       ========

Supplemental disclosures of cash flow information:
    Interest paid ..........................................      $     82       $    375
    Income taxes paid ......................................      $  3,519       $  5,211


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands Except Share Amounts)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1998 financial statements to conform to the method of presentation used in 1999.

3. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                               QUARTER ENDED MARCH 31,
                                                               1999             1998
     ----------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares outstanding            8,880,695        8,857,721

     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be exercised               11,256           12,618
                                                             --------------------------
     Denominator for diluted earnings per common share       8,891,951        8,870,339
                                                             ==========================

4. During the third quarter of 1997, the board of directors approved and implemented a strategic restructuring program designed to improve operating efficiency and industry competitiveness. This plan resulted in the Company recording a pre-tax charge of $33,388 including employee separation costs of $29,683 and asset impairments and other charges of $3,705 during the third quarter of 1997. The Company streamlined its operations by reducing its workforce, consolidating certain manufacturing facilities and disposing of excess equipment.

     Over 90% of all separations were completed by December 31, 1997 with the remainder completed during 1998. Exclusive of pension and postretirement enhancements, the remaining restructuring liability as of March 31, 1999, relating primarily to dismantling and facility costs, is $2,437. During the first quarter 1999 and 1998, cash payments charged against the reserve were $325 and $4,127, respectively.

5. The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S., Canada, New Zealand and Australia. As discussed in Note 6, during the first quarter of 1999 the Company sold certain assets of its Australian subsidiary. Transfers between geographic areas are eliminated in consolidation. The Company has two reportable segments - (1) U.S. and (2) Canada. Business groups within these two segments are trade sales coatings, production finishes coatings, and retail. Also included in the Company's consolidated financial statements, but not considered a reportable segment, are the international businesses in New Zealand and Australia.

     Segment data includes intersegment net sales. The Company evaluates the performance of its segments based upon net sales to external customers and net income (loss).

     The Company does not have any customers to which sales exceed 10% of total sales.

     Operating results by reportable segment and geographic area for the quarter ending March 31 are as follows:


                                                       ALL         RECONCILING    CONSOLIDATED
              1999       UNITED STATES    CANADA      OTHERS          ITEMS          TOTALS
                         -------------    ------      ------          -----          ------
Net Sales                  $149,620      $18,332      $ 4,071       $  (1,497)      $170,526

Net Sales to External
Customers                  $149,620      $16,835      $ 4,071                       $170,526

Net Income (Loss)          $ 11,957      $ 1,306      $  (471)      $  (1,024)      $ 11,768

              1998
Net Sales                  $131,303      $18,419      $ 3,844       $  (1,163)      $152,403

Net Sales to External
  Customers                $131,303      $17,256      $ 3,844                       $152,403

Net Income (Loss)          $  8,037      $ 1,021      $  (279)      $    (722)      $  8,057

     Reconciling items primarily consist of the elimination of sales and cost of sales between segments. The following table represents net sales to external customers by business group:

                                                  1999          1998

            Trade Sales Coatings              $144,712      $127,839
            Production Finishes Coatings        13,223        13,687
            Retail                              12,591        10,877
                                              --------      --------
                  Total                       $170,526      $152,403
                                              ========      ========

6. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

7.   SUBSEQUENT EVENTS

     The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 will be divided into three (3) shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company shall be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock shall be decreased from $10.00 per share to $3.33 1/3 per share. The date of distribution will be August 2, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


OPERATING RESULTS

     The Company achieved record sales and net income for the quarter ended March 31, 1999.

     Net sales for the quarter ended March 31, 1999 increased 11.9% over last year's first quarter to $170,526 primarily due to increased gallons sold across all major product lines.

     Net sales in the United States ("U.S.") of $149,620 increased by 14.0% for the first quarter 1999 compared to the comparable period in the prior year. The increase in sales was primarily due to increased purchasing prior to a price increase effective March 1st as well as mild weather conditions and a strong U.S. economy. Net sales in Canada of $16,835 decreased by 2.4% in the first quarter of 1999 as compared to 1998 while unit volume growth increased by 1.1%. The difference between Canadian net sales and unit volume growth rates was primarily due to a decline in foreign currency exchange rates. Excluding the effect of such exchange rate fluctuations, the first quarter 1999 Canadian net sales increased by 3.6% as compared to the first quarter of 1998.

     Gross margin increased from 39.1% in the first quarter 1998 to 41.4% for the quarter ended March 31, 1999. The improved gross margin in the first quarter of 1999 primarily resulted from sales gains in higher-margin product lines, lower raw material costs and a price increase across all major product lines.

     Selling, general and administrative expenses ("SG&A") as a percent of sales decreased to 30.1% for the first quarter of 1999 as compared to 30.2% for the same period last year. SG&A of $51,252 for the first quarter of 1999 increased by $5,163 as compared to the prior year quarter. This increase in SG&A spending is primarily due to higher advertising and promotion expenses.

     The increase in "other (income) expense, net" resulted from increased interest income on a higher average cash position during 1999 as compared to 1998.

     Income before taxes and minority interest was $20,878, an increase of $6,848 compared to the previous year first quarter. The increase is primarily attributable to the Company's strong sales and volume growth as well as improved gross margins. The resulting effective income tax rate in 1999 was 42.8% as compared to 42.6% in 1998.

     As a result of the foregoing, the Company generated net income for the first quarter of 1999 of $11,768 as compared to $8,057 in 1998. Basic and diluted net income per share for 1999 were $1.33 and $1.32, respectively, an increase of $.42 and $.41, respectively, compared to 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


FINANCIAL POSITION AND LIQUIDITY

     Net cash flows provided by operating activities were $3,062 for the first quarter ended March 31, 1999, which was $5,794 higher than the comparable period in 1998. Cash flow from operations continues to be the primary source of financing the Company's growth. During the first quarter of 1998 the Company paid approximately $4,127 in severance and related employee benefits resulting from the third quarter 1997 restructuring program as compared to payments of only $325 in the first quarter of 1999. The increase in accounts and notes receivable is primarily due to the 11.9% increase in sales for the first quarter ended March 31, 1999 as compared to the 1998 first quarter.

     Net cash flows used in investing activities were $1,843 in the first quarter of 1999, an increase of $321 compared to 1998. During the first quarter of 1999 the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654. Capital spending increased for the 1999 first quarter by $3,755 as compared to first quarter last year, driven by continuing initiatives to improve manufacturing productivity.

     Net cash flows used in financing activities of $6,038 represented a decrease of $1,423 over the comparable quarter. Cash flows relating to financing activities were principally used for repayment of short-term debt, dividends and the purchase of treasury stock. The Company expects the purchase of treasury stock to continue to decline due to the ability to trade the Company's shares on the over-the-counter bulletin board ("OTCBB").

     The Company made short-term debt repayments of $1,367 in the first quarter of 1999 as compared to receiving proceeds from borrowings of $299 last year. The majority of these repayments relate to the Company repaying a portion of the outstanding debt of the White Knight subsidiary after receiving proceeds from the sale of certain assets of the business during the first quarter of 1999. There were no facility or line of credit borrowings by the U.S. and Canadian manufacturing operations at March 31, 1999.

     Working capital increased to $206,339 at March 31, 1999 and the current ratio increased to 3.4:1 from 3.1:1 for the comparable period last year. Cash and cash equivalents were $92,313 at March 31, 1999, as compared to $32,105 at March 31, 1998, reflecting the Company's continued commitment to strengthening its balance sheet and cash position. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

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

4. Contingency plans have been developed at this time based on the remediation plan.

5. Testing/validating of systems to measure the effectiveness of the remediation.

6.   Continued monitoring of the remedied systems for ongoing compliance.

     The Company recognizes the importance of resolving these issues at an early date so as not to adversely impact its own operations or its relationships with its customers and other third parties. The Company has active implementation teams focusing on this program and has made it a high priority to substantially complete its Y2K compliance efforts in a timely manner. Currently the results of the assessment and remediation efforts being conducted under the Y2K program are as follows:

o IT AS400 Systems and Applications - The Company's IT systems and applications have been made substantially Y2K compliant. Final testing of the major applications on a duplicate test platform will be completed by mid year 1999.

o Embedded Systems - Embedded systems, which include building services, operations, network services, personal computers and non-IT applications have been inventoried and a preliminary assessment of inventoried embedded systems was completed in December 1998. Testing and remediation plans are being developed and implemented based on the preliminary and ongoing assessments. Contingency plans have been developed and are being tested for appropriateness based on business priorities and impacts. Testing and remediation of non-compliant components is scheduled for substantial completion by mid-year 1999.

o Third Parties - The Company has also completed an inventory of its key business stakeholders, which includes customers, suppliers, vendors and third party agents and has assessed their impact on its business. The Company has issued and is continuing to issue requests for Y2K compliance status from its key business stakeholders. The majority of requests for stakeholder status have been received. Where possible, the Company is also working closely with each of its key business stakeholders to determine if their Y2K issues might impact the Company's business. Contingency plans have been established for each business process based on responses received to date.

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

     Although the Company anticipates minimal business disruption will occur as a result of Y2K issues, there is no guarantee that possible "worst case" Y2K issues of third party vendors and suppliers would not impact the Company. The Company has completed a formal contingency plan for non-compliance and continues to develop such plans based on the information obtained from third parties with whom it has material relationships, as well as the completion of the evaluation of its IT and non-IT systems.

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

                           Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

     The only matters which were submitted to a vote of shareholders to date during the 1999 fiscal year were the following, which were acted upon at the Annual Meeting of Shareholders held on April 15, 1999.

     Election of Directors: - The following persons were elected as Class II Directors of the Company to serve for a three year term and received the indicated votes:

             NAME                       FOR                  AGAINST             ABSTAIN
             ----                       ---                  -------             -------
     Charles H. Bergmann, Jr.       8,072,383.147               0               43,635.853
     Robert H. Mundheim             8,042,023.232           30,359.915          43,635.853
     Charles C. Vail                8,009,862.528           62,520.619          43,635.853
     Sara B. Wardell                7,958,699.807          113,683.340          43,635.853

     The following persons continue in office as Directors: Class I Directors: - Benjamin M. Belcher, Jr., Yvan Dupuy and Gerald W. Moore. Class III Directors:
- Ward C. Belcher, Frederick J. Costello, John C. Moore, Jr., Richard Roob and Maurice C. Workman.

     The shareholders voted as follows on an amendment to Article Ninth of the Restated Certificate of Incorporation ("Certificate") and to Article XVII of the Bylaws of the Company ("Bylaws"). The amendments grant the Board of Directors the authority to amend, alter, change and repeal the Bylaws and to adopt new Bylaws without shareholder approval to the extent permissible under the New Jersey Business Corporation Act.

                  Votes For                              7,082,283.441
                  Votes Against                            627,924.172
                  Votes Abstained                          143,894.387

       The shareholders also voted as follows on a proposal to amend the Certificate to eliminate the preemptive rights of holders of all shares of the Company's equity securities.

                  Votes For                              7,095,232.726
                  Votes Against                            441,580.985
                  Votes Abstained                          315,589.562

ITEM 5.  OTHER INFORMATION

     The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 will be divided into three (3) shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company shall be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock shall be decreased from $10.00 per share to $3.33 1/3 per share. The date of distribution will be August 2, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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

                                               BENJAMIN MOORE & CO.
                                       -------------------------------------
                                                   (Registrant)


Date     MAY 12, 1999                             /s/ Yvan Dupuy
                                       -------------------------------------
                                                    Yvan Dupuy
                                       President and Chief Operating Officer


Date     MAY 12, 1999                         /s/ Donald E. Devine II
                                       -------------------------------------
                                                Donald E. Devine II
                                            Chief Financial Officer and
                                             Vice President - Finance