Form 10-Q
period 1999-06-30
MOORE BENJAMIN & CO
filed 1999-08-16
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999 Commission File Number           0-8894
                  -------------                        -------------------------


                              BENJAMIN MOORE & CO.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



                 New Jersey                               13-5256230
--------------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)



     51 Chestnut Ridge Road, Montvale, New Jersey            07645
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code       (201) 573-9600
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

As of August 11, 1999, 26,683,317 shares of Common Stock of the registrant were issued and outstanding.

                                      -1-
                              (Page 1 of 14 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX




                                                                        Page No.
                                                                        --------


Part   I.  Financial Information

       Condensed Consolidated Statements of Income and
         Comprehensive Income -
           Three Months and Six Months Ended
           June 30, 1999 and 1998....................................         3


       Condensed Consolidated Balance Sheets -
           June 30, 1999 and December 31, 1998.......................         4


       Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 1998...................         5


       Notes to Condensed Consolidated Financial Statements..........     6 - 8


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    9 - 12


Part II.  Other Information..........................................        13

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
                                                   -------------------------       -------------------------
                                                     1999            1998            1999            1998
                                                   ---------       ---------       ---------       ---------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net Sales ...................................      $ 206,076       $ 199,269       $ 376,601       $ 351,672
                                                   ---------       ---------       ---------       ---------

Costs and expenses:
    Cost of products sold ...................        109,176         110,939         209,160         203,517
    Selling, general and administrative .....         51,425          48,546         102,677          94,876
    Other income, net .......................         (2,126)         (1,054)         (3,715)         (1,589)
                                                   ---------       ---------       ---------       ---------
        Total costs and expenses ............        158,475         158,431         308,122         296,804
                                                   ---------       ---------       ---------       ---------

Income before taxes and minority
   interest .................................         47,601          40,838          68,479          54,868

Income tax provision ........................         19,422          16,760          28,354          22,745

Minority interest in net income of
   subsidiaries .............................            454             426             632             415
                                                   ---------       ---------       ---------       ---------

Net income ..................................      $  27,725       $  23,652       $  39,493       $  31,708
                                                   ---------       ---------       ---------       ---------

Other comprehensive income, net of tax:
    Foreign currency translation adjustment
    (Net of tax of $(21) and $(1,228) for the
    six months ended June 1999 and 1998,
    respectively, and $(244) and $(1,096)
    for the three months ended June 30, 1999
    and 1998, respectively) .................           (349)         (1,688)            (30)         (1,731)
                                                   ---------       ---------       ---------       ---------

Comprehensive income ........................      $  27,376       $  21,964       $  39,463       $  29,977
                                                   =========       =========       =========       =========

Cash dividends declared per share of
   common stock .............................      $     .17       $     .15       $     .33       $     .30
                                                   =========       =========       =========       =========

Basic and diluted earnings per share (Note 3)      $    1.04       $     .89       $    1.48       $    1.19
                                                   =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                 June 30,      December 31,
                                                                  1999            1998
                                                                ---------       ---------
                                                               (Unaudited)         (a)
                             ASSETS
Current assets:
    Cash and cash equivalents ............................      $  65,416       $  97,249
    Accounts and notes receivable - net ..................        130,556          83,100

    Inventories:
     Finished goods, net .................................         52,068          39,066
     Raw materials and supplies ..........................         20,921          29,965
                                                                ---------       ---------
        Net ..............................................         72,989          69,031

    Prepaid expenses and other current assets ............         24,352          23,892
                                                                ---------       ---------
        Total current assets .............................        293,313         273,272

Property, plant and equipment - net ......................         95,139          86,651

Other non-current assets .................................         61,256          32,062
                                                                ---------       ---------

        Total assets .....................................      $ 449,708       $ 391,985
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt           4,791           7,397
    Accounts payable .....................................         42,304          27,980
    Other liabilities and accrued expenses ...............         44,146          32,489
                                                                ---------       ---------
        Total current liabilities ........................         91,241          67,866
                                                                ---------       ---------

Pension and other long-term benefits .....................         27,797          27,566
                                                                ---------       ---------
Long-term obligations ....................................         19,075          20,581
                                                                ---------       ---------
Minority shareholders' interest in net
   assets of subsidiaries ................................          7,301           8,447
                                                                ---------       ---------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $3.33 par value - authorized
       120,000,000 shares; issued 39,492,936 shares ......        131,643         131,643
     Additional paid-in capital ..........................         46,520          41,206
     Retained earnings ...................................        299,661         268,949
     Accumulated other comprehensive income - foreign
       currency translation adjustment ...................         (5,944)         (5,914)
     Cost of treasury stock; 12,795,126 shares at
       June 30, 1999 and 12,922,290 shares at
       December 31, 1998 .................................       (154,110)       (152,380)
     Employees' stock ownership and stock purchase
       plan notes ........................................        (13,476)        (15,979)
                                                                ---------       ---------

        Shareholders' equity - net .......................        304,294         267,525
                                                                ---------       ---------

        Total liabilities and shareholders' equity .......      $ 449,708       $ 391,985
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

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             -----------------------------
                                                                                1999              1998
                                                                             -----------       -----------
                                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
    Net income ........................................................      $    39,493       $    31,708
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ..................................            6,057             4,521
       Minority interest in net income of subsidiaries ................              632               415
       Other ..........................................................              618              (816)
       Change in assets and liabilities, net of effects of acquisition:
           (Increase) in accounts and notes receivable ................          (45,127)          (44,339)
           Decrease in inventories ....................................            1,724             2,698
           Increase in other current liabilities ......................           18,970            28,595
           Other ......................................................           (2,207)            1,963
                                                                             -----------       -----------
                Net cash provided by operating
                  activities ..........................................           20,160            24,745
                                                                             -----------       -----------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment and acquisitions .......................................          (45,158)           (3,892)
    Proceeds from sale of White Knight assets .........................            3,654              --
    Other .............................................................            1,231               124
                                                                             -----------       -----------
                Net cash used in investing activities .................          (40,273)           (3,768)
                                                                             -----------       -----------

Cash flows from financing activities:
    Net (repayments) proceeds from short-term debt ....................           (1,079)              750
Payment of dividends ..................................................           (8,675)           (7,769)
Purchase of treasury stock ............................................           (1,995)           (8,979)
    Other .............................................................            1,373             2,956
                                                                             -----------       -----------
                Net cash used in financing activities .................          (10,376)          (13,042)
                                                                             -----------       -----------

Effect of exchange rate changes on cash ...............................           (1,344)             (147)
                                                                             -----------       -----------
Net (decrease) increase  in cash ......................................          (31,833)            7,788
Cash and cash equivalents at beginning of period ......................           97,249            43,899
                                                                             -----------       -----------
Cash and cash equivalents at end of period ............................      $    65,416       $    51,687
                                                                             ===========       ===========

Supplemental disclosures of cash flow information:
    Interest paid .....................................................      $       176       $       683
    Income taxes paid .................................................      $    25,114       $    13,885

     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (Dollars in Thousands Except Share Amounts)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998, and changes in cash flows for the three and six months ended June 30, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three - and six - month periods ended June 30, 1999 and 1998 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1998 financial statements to conform to the method of presentation used in 1999.

3. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                         QUARTER ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                      1999           1998          1999         1998
-------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares
         outstanding                              26,704,293    26,570,262    26,672,855    26,571,696

     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be
         exercised                                    44,621        48,714        39,194        44,046
                                                  ----------------------------------------------------

     Denominator for diluted earnings per
        common share                              26,748,914    26,618,976    26,712,049    26,615,742
                                                  ====================================================

     Due to the stock split (see below) which occurred after June 30, 1999 but prior to the Form 10-Q filing, retroactive effect was given to the capital structure reported for 1999 and 1998.

     The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 will be divided into three (3) shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company shall be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock shall be decreased from $10.00 per share to $3.33 1/3 per share. The date of distribution was August 2, 1999.

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

     Over 90% of all separations were completed by December 31, 1997 with the remainder completed during 1998. Exclusive of pension and postretirement enhancements, the remaining restructuring liability as of June 30, 1999, relating primarily to dismantling and facility costs, is $2,262. During the first half of 1999 and 1998, cash payments charged against the reserve were $499 and $6,753, respectively.

5. The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S., Canada, and New Zealand and Australia. As discussed in Note 6, during the first quarter of 1999 the Company sold certain assets of its Australian subsidiary. Transfers between geographic areas are eliminated in consolidation. The Company has two reportable segments - (1) U.S. and (2) Canada. Business groups within these two segments are trade sales coatings, production finishes coatings, and retail. Also included in the Company's consolidated financial statements, but not considered a reportable segment, are the international businesses in New Zealand and Australia.

     Segment data includes intersegment net sales. The Company evaluates the performance of its segments based upon net sales to external customers and net income (loss). The Company does not have any customers to which sales exceed 10% of total sales.

     Operating results by reportable segment and geographic area for the six months ended June 30 are as follows:

                                                        ALL         RECONCILING    CONSOLIDATED
          1999           UNITED STATES    CANADA       OTHERS          ITEMS          TOTALS
                         -------------    ------       ------          -----          ------
Net Sales                   $330,675      $43,867      $ 5,494       $  (3,435)      $376,601

 Net Sales to External
  Customers                 $330,675      $40,432      $ 5,494                       $376,601

 Net Income (Loss)          $ 38,604      $ 4,489      $  (265)      $  (3,335)      $ 39,493

          1998

 Net Sales                  $304,617      $43,067      $ 7,142       $  (3,154)      $351,672

 Net Sales to External
  Customers                 $304,617      $39,913      $ 7,142                       $351,672

 Net Income (Loss)          $ 29,606      $ 4,385      $  (744)      $  (1,539)      $ 31,708

     Operating results by reportable segment and geographic area for the three months ended June 30 are as follows:

                                                       ALL         RECONCILING    CONSOLIDATED
        1999            UNITED STATES    CANADA       OTHERS          ITEMS          TOTALS
                        -------------    ------       ------          -----          ------
Net Sales                  $181,102      $25,484      $ 1,428       $  (1,938)      $206,076

Net Sales to External
 Customers                 $181,102      $23,546      $ 1,428                       $206,076

Net Income (Loss)          $ 26,647      $ 3,183      $   206       $  (2,311)      $ 27,725

        1998

Net Sales                  $173,311      $24,648      $ 3,299       $  (1,989)      $199,269

Net Sales to External
 Customers                 $173,311      $22,659      $ 3,299                       $199,269

Net Income (Loss)          $ 21,569      $ 3,364      $  (465)      $    (816)      $ 23,652

     Reconciling items primarily consist of the elimination of sales and cost of sales between segments. The following table represents net sales to external customers by business group:

                                       SIX MONTHS ENDED JUNE 30,  THREE MONTHS ENDED JUNE 30,
                                       -------------------------  ---------------------------
                                          1999          1998          1999          1998
      Trade Sales Coatings              $319,494      $299,125      $174,788      $171,287
      Production Finishes Coatings        28,290        28,115        15,064        14,428
      Retail                              28,817        24,432        16,224        13,554
                                        ----------------------      ----------------------
          Total                         $376,601      $351,672      $206,076      $199,269
                                        ======================      ======================

6. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

7. Effective June 30, 1999, the Company purchased a New York paint and home decorating retailer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


OPERATING RESULTS

The Company achieved record sales and net income for the six months and quarter ended June 30, 1999.

Net sales for the six months ended June 30, 1999 increased 7.1% over last year's first six months to $376,601 due primarily to increased volume as well as a price increase across all North American do-it-yourself ("DIY") product lines. Net sales in the 1999 second quarter of $206,076 increased 3.4% or $6,807 over 1998 sales of $199,269. Excluding the operations of White Knight in 1998, in the second quarter 1999, net sales would have increased 4.6% over comparable net sales for the quarter ended June 30, 1998.

Net sales in the United States ("U.S.") of $330,675 increased by 8.6% for the first six months of 1999 compared to the comparable period in the prior year. The increase in sales was primarily due to increased volume, price increases across DIY product lines effective March 1, 1999, as well as mild weather conditions and a strong U.S. economy. Net U.S. sales of $181,102 for the quarter ended June 30, 1999 increased 4.5% over the second quarter 1998. Net sales in Canada for the first six months of 1999 and the second quarter increased by 1.3% and 3.9%, respectively, as compared to 1998. In local currency, the year-to-date and second quarter 1999 Canadian net sales increased by 4.1% and 4.3%, respectively, as compared to the year-to-date and second quarter 1998, respectively.

Gross margin increased from 42.1% in the first half of 1998 to 44.5% for the six months ended June 30, 1999. Gross margin increased from 44.3% in the second quarter of 1998 to 47.0% for the quarter ended June 30, 1999. The improved gross margins in the first half of 1999 and for the second quarter ended June 30, 1999 primarily resulted from sales gains in higher-margin product lines, lower raw material costs and a price increase across all DIY product lines.

Selling, general and administrative expenses ("SG&A") as a percent of sales increased to 27.3% and 25.0% for the six months and quarter ended June 30, 1999, respectively, as compared to 27.0% and 24.4% for the same periods in 1998. SG&A of $102,677 and $51,425 for the six months and quarter ended June 30, 1999, respectively, increased by $7,801 and $2,879, respectively, as compared to the comparable prior year periods. This increase in SG&A spending is primarily due to higher advertising and promotion expenses.

"Other income, net" increased $2,126 and $1,072 for the six months and quarter ended June 30, 1999, respectively, which resulted from increased interest income on a higher average cash position during 1999 as compared to 1998 as well as a gain on the sale of surplus land in Canada of $471 in the second quarter.

Income before taxes and minority interest was $68,479 for the first six months of 1999 and $47,601 for the second quarter 1999, an increase of $13,611 and $6,763, respectively, compared to the comparable previous year periods. The increase is primarily attributable to the Company's strong sales and volume growth as well as improved gross margins.

As a result of the foregoing, the Company generated net income for the six months and quarter ended June 30, 1999 of $39,493 and $27,725, respectively, as compared to $31,708 and $23,652 for the same periods in 1998. Basic and diluted net income per share for the six months ended June 30, 1999 were $1.48, an increase of $.29 compared to 1998. Basic and diluted net income per share for the quarter ended June 30, 1999 were $1.04, an increase of $.15 compared to 1998.

FINANCIAL POSITION AND LIQUIDITY

Net cash flows provided by operating activities were $20,160 for the six months ended June 30, 1999, which was $4,585 lower than the comparable period in 1998. Cash flow from operations continues to be the primary source of financing the Company's growth. During the first quarter of 1998 the Company paid approximately $6,753 in severance and related employee benefits resulting from the third quarter 1997 restructuring program as compared to payments of only $499 in the first six months of 1999.

Net cash flows used in investing activities were $40,273 in the first half of 1999, an increase of $36,505 compared to 1998. During the first quarter of 1999 the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654. Capital spending increased for the first six months ended June 30, 1999 versus last year driven by continuing initiatives to improve manufacturing productivity. Also, the Company purchased in a New York paint and home decorating retailer, which was effective June 30, 1999.

Net cash flows used in financing activities of $10,376 represented a decrease of $2,666 over the comparable quarter. Cash flows relating to financing activities were principally used for repayment of short-term debt, dividends and the purchase of treasury stock. The Company expects the purchase of treasury stock to continue to decline due to the ability to trade the Company's shares on the over-the-counter bulletin board ("OTCBB").

The Company made short-term debt repayments of $1,079 in the first half of 1999 as compared to receiving proceeds from borrowings of $750 last year. The majority of these repayments relate to the Company repaying a portion of the outstanding debt of the White Knight subsidiary after receiving proceeds from the sale of certain assets of the business during the first quarter of 1999. There were no facility or line of credit borrowings by the U.S. and Canadian manufacturing operations at June 30, 1999.

Working capital increased to $202,072 at June 30, 1999 and the current ratio increased to 3.2:1 from 3.1:1 for the comparable period last year. Cash and cash equivalents were $65,416 at June 30, 1999, as compared to $51,687 at June 30, 1998, reflecting the Company's continued commitment to strengthening its balance sheet and cash position. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

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

The Company recognizes the importance of resolving these issues at an early date so as not to adversely impact its own operations or its relationships with its customers and other third parties. The Company has active implementation teams focusing on this program and has made it a high priority to substantially complete its Y2K compliance efforts in a timely manner. Currently the results of the assessment and remediation efforts being conducted under the Y2K program are as follows:

- IT AS400 Systems and Applications - The Company's IT systems and applications have been made substantially Y2K compliant. Final testing of the major applications on a duplicate test platform was successfully completed by mid year 1999. Application and system changes are continually being monitored to ensure Y2K compliance.

- Embedded Systems - Embedded systems, which include building services, operations, network services, personal computers and non-IT applications have been inventoried. A preliminary assessment of inventoried embedded systems was completed in December 1998. Testing and remediation plans have been developed and are in the process of being implemented. Business critical systems and applications have been made Y2K compliant and are substantially complete. Some desktop hardware and software applications for essential applications which are not business critical will be substantially compliant before the end of the third quarter of 1999. Contingency plans have been developed and tested for appropriateness based on business priorities and impacts. Changes to embedded systems and applications are continually being monitiored to ensure Y2K compliance.

- Third Parties - The Company has also completed an inventory of its key business stakeholders, which includes customers, suppliers, vendors and third party agents and has assessed their impact on its business. The Company has issued and is continuing to issue requests for Y2K compliance status from its key business stakeholders. The majority of requests for stakeholder status have been received. Where possible, the Company is continuing to work closely with each of its key business stakeholders to determine if their Y2K issues might impact the Company's business. Contingency plans were developed based on the responses received from each business stakeholder.

The total estimated pre-tax cost for resolving Y2K issues is approximately $2,000, with approximately $1,000 of expenditures planned for 1999 while $1,000 of costs were incurred and expensed in 1998. As of June 30, 1999, approximately $500 of those planned 1999 expenditures have been incurred. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. The majority of these costs relate to software modifications. System replacement costs have been, or will be, capitalized and expensed over their estimated useful lives. The cost of new hardware and software for recent replacements is not included in the Y2K costs, as the Company had already planned to replace these systems and did not accelerate the replacement due to Y2K issues.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following is an index of the exhibits included in this 10-Q:

               Exhibit 27                         Financial Data Schedule

     (b)  Reports on Form 8-K -

          Reported on Form 8-K filed April 23, 1999 - The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 was divided into three (3) shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock shall be decreased from $10.00 per share to $3.33 1/3 per share. The date of distribution was August 2, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BENJAMIN MOORE & CO.
                                                    (Registrant)


Date     August 13, 1999                           /s/ Yvan Dupuy
     ----------------------            -----------------------------------------
                                                      Yvan Dupuy
                                         President and Chief Operating Officer


Date     August 13, 1999                       /s/ Donald E. Devine II
     ----------------------            -----------------------------------------
                                                 Donald E. Devine II
                                               Vice President-Finance
                                             and Chief Financial Officer