Form 10-Q
period 1999-09-30
MOORE BENJAMIN & CO
filed 1999-11-15
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999 Commission File Number      0-8894
                                                            -----------------


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

                                 Yes  /X/      No  / /

As of November 4, 1999, 26,682,243 shares of Common Stock of the registrant were issued and outstanding.


                              (Page 1 of 14 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX




                                                                        PAGE NO.


Part   I.  Financial Information

       Condensed Consolidated Statements of Income and
         Comprehensive Income -
           Three Months and Nine Months Ended
           September 30, 1999 and 1998................................       3


       Condensed Consolidated Balance Sheets -
           September 30, 1999 and December 31, 1998...................       4


       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998..............       5


       Notes to Condensed Consolidated Financial Statements...........   6 - 8


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  9 - 12


Part II.  Other Information...........................................      13

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                 (Dollars in Thousands Except Per Share Amounts)

                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                   September 30,
                                                       -------------------------       -------------------------
                                                         1999            1998            1999            1998
                                                       ---------       ---------       ---------       ---------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net Sales .......................................      $ 218,335       $ 200,399       $ 594,937       $ 552,071
                                                       ---------       ---------       ---------       ---------

Costs and expenses:
    Cost of products sold .......................        112,447         109,801         321,607         313,317
    Selling, general and administrative .........         55,806          46,372         158,460         141,263
    Other income, net ...........................         (2,134)           (312)         (5,825)         (1,918)
                                                       ---------       ---------       ---------       ---------
        Total costs and expenses ................        166,119         155,861         474,242         452,662
                                                       ---------       ---------       ---------       ---------

Income before taxes and minority
   interest .....................................         52,216          44,538         120,695          99,409

Income tax provision ............................         21,262          19,265          49,616          42,010

Minority interest in net income of
   subsidiaries .................................            453            (322)          1,085              92
                                                       ---------       ---------       ---------       ---------

Net income ......................................      $  30,501       $  25,595       $  69,994       $  57,307
                                                       ---------       ---------       ---------       ---------
Other comprehensive income, net of tax: Foreign
    currency translation adjustment (Net of tax
    of $(263) and $(1,055) for the three months
    ended September 30, 1999 and 1998,
    respectively, and $(288) and $(2,298) for the
    nine months ended September 30, 1999 and
    1998, respectively) .........................           (382)         (1,404)           (412)         (3,135)
                                                       ---------       ---------       ---------       ---------

Comprehensive income ............................      $  30,119       $  24,191       $  69,582       $  54,172
                                                       =========       =========       =========       =========
Cash dividends declared per share of
   common stock .................................      $     .17       $     .15       $     .51       $     .45
                                                       =========       =========       =========       =========

Basic earnings per share (Note 3) ...............      $    1.14       $     .96       $    2.62       $    2.16
                                                       =========       =========       =========       =========

Diluted earnings per share (Note 3) .............      $    1.14       $     .96       $    2.62       $    2.15
                                                       =========       =========       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                September 30,      December 31,
                                                                    1999               1998
                                                                ------------       ------------
                                                                 (Unaudited)            (a)
                           ASSETS
Current assets:
    Cash and cash equivalents ............................      $     85,291       $     97,249
    Accounts and notes receivable - net ..................           127,559             83,100

    Inventories:
     Finished goods, net .................................            50,335             39,066
     Raw materials and supplies ..........................            23,460             29,965
                                                                ------------       ------------
        Net ..............................................            73,795             69,031

    Prepaid expenses and other current assets ............            30,444             23,892
                                                                ------------       ------------
        Total current assets .............................           317,089            273,272

Property, plant and equipment - net ......................            99,847             86,651

Other non-current assets .................................            64,513             32,062
                                                                ------------       ------------

        Total assets .....................................      $    481,449       $    391,985
                                                                ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt                262              7,397
    Accounts payable .....................................            35,234             27,980
    Other liabilities and accrued expenses ...............            63,598             32,489
                                                                ------------       ------------
        Total current liabilities ........................            99,094             67,866
                                                                ------------       ------------

Pension and other long-term benefits .....................            27,146             27,566
                                                                ------------       ------------
Long-term obligations ....................................            17,219             20,581
                                                                ------------       ------------
Minority shareholders' interest in net
   assets of subsidiaries ................................             8,094              8,447
                                                                ------------       ------------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $3.33 1/3 par value - authorized
       120,000,000 shares; issued 39,492,936 shares ......           131,643            131,643
     Additional paid-in capital ..........................            46,525             41,206
     Retained earnings ...................................           325,627            268,949
     Accumulated other comprehensive income - foreign
       currency translation adjustment ...................            (6,326)            (5,914)
     Cost of treasury stock; 12,817,293 shares at
       September 30, 1999 and 12,922,290 shares at
       December 31, 1998 .................................          (154,778)          (152,380)
     Employees' stock ownership and stock purchase
       plan notes ........................................           (12,795)           (15,979)
                                                                ------------       ------------

        Shareholders' equity - net .......................           329,896            267,525
                                                                ------------       ------------

        Total liabilities and shareholders' equity .......      $    481,449       $    391,985
                                                                ============       ============

(a) The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net income ........................................................      $ 69,994       $ 57,307
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ..................................         9,244          6,239
       Write-off of goodwill, intangibles, and other assets ...........           291          2,473
       Minority interest in net income of subsidiaries ................         1,085             92
       Other ..........................................................           119         (1,619)
       Change in assets and liabilities, net of effects of acquisition:
           (Increase) in accounts receivable ..........................       (41,375)       (43,497)
           Decrease in inventories ....................................           850          6,946
           Increase in other current liabilities ......................        29,402         26,727
           Other ......................................................       (13,122)         3,028
                                                                             --------       --------
                Net cash provided by operating activities .............        56,488         57,696
                                                                             --------       --------

Cash flows from investing activities:
    Payments for purchase of property, plant and
     equipment and acquisitions .......................................       (51,978)        (5,220)
    Proceeds from sale of White Knight assets .........................         3,654           --
    Other .............................................................         1,699            229
                                                                             --------       --------
                Net cash used in investing activities .................       (46,625)        (4,991)
                                                                             --------       --------

Cash flows from financing activities:
    Net (repayments) proceeds from debt ...............................        (7,606)           853
    Payment of dividends ..............................................       (13,013)       (12,007)
    Purchase of treasury stock ........................................        (2,663)       (10,436)
    Other .............................................................         3,291          2,847
                                                                             --------       --------
                Net cash used in financing activities .................       (19,991)       (18,743)
                                                                             --------       --------

Effect of exchange rate changes on cash ...............................        (1,830)          (360)
                                                                             --------       --------
Net (decrease) increase  in cash ......................................       (11,958)        33,602
Cash and cash equivalents at beginning of period ......................        97,249         43,899
                                                                             --------       --------
Cash and cash equivalents at end of period ............................      $ 85,291       $ 77,501
                                                                             ========       ========

Supplemental disclosures of cash flow information:
    Interest paid .....................................................      $    316       $    964
    Income taxes paid .................................................      $ 34,689       $ 33,777
    Acquisitions under capital leases (non-cash) ......................      $    908       $   --

     See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (Dollars in Thousands Except Share Amounts)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three - and nine - month periods ended September 30, 1999 and 1998 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1998 financial statements to conform to the method of presentation used in 1999.

3. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                     1999          1998          1999         1998
     -------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares
         outstanding                              26,686,727    26,610,716    26,677,547    26,584,894

     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be
         exercised                                    58,179        40,615        45,482       44,116
                                                  ----------------------------------------------------

     Denominator for diluted earnings per
        common share                              26,744,906    26,651,331    26,723,029    26,629,010
                                                  ====================================================

     Due to the stock split (see below) in August 1999, retroactive effect was given to the capital structure reported for 1998.

     The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 was divided into three
     (3) shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock be decreased from $10.00 per share to $3.33 1/3 per share. The date of distribution was August 2, 1999.

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

     Over 90% of all separations were completed by December 31, 1997 with the remainder completed during 1998. Exclusive of pension and postretirement enhancements, the remaining restructuring liability as of September 30, 1999, relating primarily to dismantling and facility costs, is $866. During the nine months ended September 30, 1999 and 1998, cash payments charged against the reserve were $896 and $9,033, respectively. Also in the third quarter, the Company benefited from a $1,000 pre-tax accrual reversal which was part of the $33,388 restructuring charge recorded in 1997.

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

     Operating results by reportable segment and geographic area for the nine months ended September 30 are as follows:

                                                                       ALL        RECONCILING   CONSOLIDATED
                   1999                UNITED STATES    CANADA        OTHERS         ITEMS         TOTALS
                                       -------------    ------        ------         -----         ------
     Net Sales                            $526,988      $66,553      $  6,712       $(5,316)      $594,937

     Net Sales to External Customers      $526,988      $61,237      $  6,712                     $594,937

     Net Income (Loss)                    $ 67,570      $ 7,774      $   (380)      $(4,970)      $ 69,994

                   1998

     Net Sales                            $481,074      $65,230      $ 10,825       $(5,058)      $552,071

     Net Sales to External Customers      $481,074      $60,172      $ 10,825                     $552,071

     Net Income (Loss)                    $ 56,527      $ 6,238      $ (1,998)      $(3,460)      $ 57,307

     Operating results by reportable segment and geographic area for the three months ended September 30 are as follows:


                                                                 ALL        RECONCILING   CONSOLIDATED
              1999                UNITED STATES     CANADA      OTHERS         ITEMS         TOTALS
                                  -------------     ------      ------         -----         ------
Net Sales                            $196,313      $22,686      $ 1,217       $(1,881)      $218,335

Net Sales to External Customers      $196,313      $20,805      $ 1,217          --         $218,335

Net Income (Loss)                    $ 28,966      $ 3,285      $  (115)      $(1,635)      $ 30,501

              1998

Net Sales                            $176,457      $22,163      $ 3,683       $(1,904)      $200,399

Net Sales to External Customers      $176,457      $20,259      $ 3,683          --         $200,399

Net Income (Loss)                    $ 26,921      $ 1,853      $(1,254)      $(1,925)      $ 25,595


     Reconciling items primarily consist of the elimination of sales and cost of sales between segments.

     The following table represents net sales to external customers by business group:

                                            NINE MONTHS ENDED                   THREE MONTHS ENDED
                                               SEPTEMBER 30                         SEPTEMBER 30
                                               ------------                         ------------
                                          1999              1998                1999            1998
Trade Sales Coatings                     $489,965          $470,465           $170,470         $171,340
Production Finishes Coatings               43,705            42,751             15,415           14,636
Retail                                     61,267            38,855             32,450           14,423
                                         --------------------------           -------------------------
      Total                              $594,937          $552,071           $218,335         $200,399
                                         ==========================           =========================

6. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

7.   Effective June 30, 1999, the Company purchased Janovic/Plaza, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

OPERATING RESULTS

The Company achieved record sales and net income for the nine months and quarter ended September 30, 1999.

Net sales for the nine months ended September 30, 1999 increased 7.8% over last year's first nine months to $594,937. Excluding the effect of the acquisition of Janovic/Plaza, Inc. ("Janovic") in June 1999, net sales increased by 5.9% for the nine-month period as compared to the nine months ended September 30, 1998. Further excluding the operations of White Knight Paints Pty Ltd, which was sold in the first quarter of 1999, net sales would have increased 6.8% over comparable net sales for the nine-months ended September 30, 1998. The increase in sales is primarily attributable to increased volume and a price increase across all do-it-yourself ("DIY") product lines earlier in the year.

Net sales in the 1999 third quarter of $218,335 increased 9.0% or $17,936 over 1998 sales of $200,399. Excluding the net effect of acquisitions and divestitures in 1999 and 1998, net sales increased by 5.1% compared to the quarter ended September 30, 1998.

Net sales in the United States ("U.S.") of $526,988 increased by 9.5% for the first nine months of 1999 compared to the prior year. Excluding the effect of the acquisition of Janovic in June 1999, net sales in the U.S increased by 6.9% for the nine months ended September 30, 1999 as compared to 1998. Overall sales volumes have increased by 6.1% over the same period last year. The Company has also benefited from a price increase across all DIY product lines in the first quarter of 1999, however some of this benefit has been offset by a shift in product mix towards contractor lines. Net U.S. sales of $196,313 for the quarter ended September 30, 1999 increased 11.3% over the third quarter 1998. Excluding the effect of acquiring Janovic in June 1999, net sales increased by 4.5% for the quarter as compared to the quarter ended September 30, 1998.

Net sales in Canada for the first nine months of 1999 and the third quarter increased by 1.8% and 2.7%, respectively, as compared to 1998. In local currency, the year-to-date and third quarter 1999 Canadian net sales increased by 2.7% and 1.2% as compared to the year-to-date and third quarter 1998, respectively. The increase in sales was primarily due to the above mentioned price increase during 1999.

Gross margin increased from 43.3% in the first nine months of 1998 to 45.9% for the nine months ended September 30, 1999. Third quarter gross margins were also favorable compared to the same period in the prior year. The improved gross margins in the nine months and quarter ended September 30, 1999 primarily resulted from a price increase across all DIY product lines and cost savings from certain manufacturing and purchasing initiatives.

Selling, general and administrative expenses ("SG&A") as a percent of sales increased to 26.6% and 25.6% for the nine months and quarter ended September 30, 1999, respectively, as compared to 25.6% and 23.1% for the same periods in 1998. SG&A of $158,460 and $55,806 for the nine months and quarter ended September 30, 1999, respectively, increased by $17,197 and $9,434, respectively, as compared to the comparable prior year periods. This increase in SG&A spending is primarily due to higher advertising and promotion expenses.

"Other income, net" increased $3,907 and $1,822 for the nine months and quarter ended September 30, 1999, respectively, which resulted from increased interest income on a higher average cash position during 1999 as compared to 1998. Also in the third quarter, the Company benefited from a $1,000 pre-tax accrual reversal which was part of the $33,388 restructuring charge recorded in 1997.

Income before taxes and minority interest was $120,695 for the first nine months of 1999 and $52,216 for the third quarter 1999, an increase of $21,286 and $7,678, respectively, compared to the comparable previous year periods. The increase is primarily attributable to the Company's strong sales and volume growth and improved gross margins.

As a result of the foregoing, the Company generated net income for the nine months and quarter ended September 30, 1999 of $69,994 and $30,501, respectively, as compared to $57,307 and $25,595 for the same periods in 1998. Basic net income per share for the nine months ended September 30, 1999 was $2.62, an increase of $.46 compared to 1998. Diluted net income per share for the nine months ended September 30, 1999 was $2.62, an increase of $.47 compared to 1998. Basic and diluted net income per share for the quarter ended September 30, 1999 were $1.14, an increase of $.18 compared to 1998.

FINANCIAL POSITION AND LIQUIDITY

Net cash flows provided by operating activities were $56,488 for the nine months ended September 30, 1999, which was $1,208 lower than the comparable period in 1998. Cash flow from operations continues to be the primary source of financing the Company's growth. During the first quarter of 1998, the Company paid approximately $6,753 in severance and related employee benefits resulting from the third quarter 1997 restructuring program as compared to payments of only $896 in the first nine months of 1999. The Company also funded $6,000 to the Supplemental Executive Retirement Plan in the third quarter 1999.

Net cash flows used in investing activities were $46,625 in the nine months of 1999, an increase of $41,634 compared to 1998. During the first quarter of 1999 the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654. Capital spending increased for the nine months ended September 30, 1999 versus last year driven by continuing initiatives to improve manufacturing productivity. Also, the Company purchased Janovic, which was effective June 30, 1999.

Net cash flows used in financing activities of $19,991 represented an increase of $1,248 over the comparable quarter. Cash flows relating to financing activities were principally used for repayment of short-term debt, dividends and the purchase of treasury stock. The Company expects the purchase of treasury stock to continue to decline due to the ability to trade the Company's shares on the over-the-counter bulletin board ("OTCBB").

The Company made debt repayments of $7,606 in the nine months of 1999 as compared to receiving proceeds from borrowings of $853 last year. The majority of these repayments relate to the Company repaying a portion of the outstanding debt of the White Knight subsidiary after receiving proceeds from the sale of certain assets of the business during the first quarter of 1999. In addition, the Company repaid the bank borrowings of J.C. Licht, a wholly-owned retail subsidiary. There were no facility or line of credit borrowings by the U.S.
and Canadian manufacturing operations at September 30, 1999.

Working capital increased to $217,995 at September 30, 1999 and the current ratio decreased to 3.2:1 from 3.3:1 for the comparable period last year. Cash and cash equivalents were $85,291 at September 30, 1999, as compared to $77,501 at September 30, 1998, reflecting the Company's continued commitment to strengthening its balance sheet and cash position. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

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

The Company recognizes the importance of resolving these issues at an early date so as not to adversely impact its own operations or its relationships with its customers and other third parties. The Company has active implementation teams focusing on this program and has made it a high priority to substantially complete its Y2K compliance efforts in a timely manner. Currently the results of the assessment and remediation efforts being conducted under the Y2K program are as follows:

o IT AS400 Systems and Applications - The Company's IT systems and applications have been made substantially Y2K compliant. Final testing of the major applications, on a duplicate test platform, were successfully completed by mid year 1999. Application and system changes are continually being monitored to ensure Y2K compliance.

o Embedded Systems - Embedded systems, which include building services, operations, network services, personal computers and non-IT applications have been inventoried. A preliminary assessment of inventoried embedded systems was completed in December 1998. Testing and remediation plans have been developed and are substantially complete. Business critical systems and applications have been made Y2K compliant and are substantially complete. Contingency plans have been developed and tested for appropriateness based on business priorities and impacts. Changes to embedded systems and applications are continually being monitored to ensure Y2K compliance.

The total estimated pre-tax cost for resolving Y2K issues is approximately $2,000, with approximately $1,000 of expenditures planned for 1999, while $1,000 of costs were incurred and expensed in 1998. As of September 30, 1999, approximately $700 of those planned 1999 expenditures have been incurred. The Company will incur costs that include internal resources, external consulting, software and certain equipment upgrades. The majority of these costs relate to software modifications. System replacement costs have been, or will be, capitalized and expensed over their estimated useful lives. The cost of new hardware and software for recent replacements is not included in the Y2K costs, as the Company had already planned to replace these systems and did not accelerate the replacement due to Y2K issues.

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

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     The Board of Directors of Benjamin Moore & Co. on November 4, 1999 declared a fourth quarter extra dividend of seventeen cents ($0.17) per share payable December 1, 1999 to shareholders of record November 5, 1999 and a regular quarterly dividend of nineteen cents ($0.19) per share payable January 3, 2000 to shareholders of record December 2, 1999.

     Mr. Ward C. Belcher, Vice President - Operations, has announced his decision to retire as of January 1, 2000. He will continue to serve as a Director. Mr. Denis S. Abrams, a Vice President, will be Vice President - Operations, effective January 1, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following is an index of the exhibits included in this 10-Q:

                  Exhibit 27                         Financial Data Schedule

     (b)  Reports on Form 8-K

          Reported on Form 8-K filed August 3, 1999 - The Board of Directors of Benjamin Moore & Co. on August 3, 1999 declared a regular quarterly dividend of seventeen cents ($0.17) per share payable October 1, 1999 to shareholders of record September 2, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BENJAMIN MOORE & CO.
                                          --------------------------------------
                                                      (Registrant)


Date  November 11, 1999                              /s/ Yvan Dupuy
                                          --------------------------------------
                                                         Yvan Dupuy
                                           President and Chief Operating Officer


Date  November 11, 1999                          /s/ Donald E. Devine II
                                          --------------------------------------
                                                    Donald E. Devine II
                                               Vice President - Finance and
                                                  Chief Financial Officer