Form 10-K
period 1999-12-30
MOORE BENJAMIN & CO
filed 2000-03-30
CIK 276999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
    December 31, 1999                                             0-8894


                              BENJAMIN MOORE & CO.
             (Exact name of registrant as specified in its charter)


      New Jersey                                        13-5256230
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             51 Chestnut Ridge Road
                           Montvale, New Jersey 07645
                    (Address of principal executive offices)

Registrant's telephone number including area code:  (201) 573-9600

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $3.33 1/3 per share

                        -------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/  No / /

As of March 3, 2000, the aggregate market value of the registrant's common stock held by non-affiliates equalled $580,425,612.

As of March 3, 2000, 26,677,868 shares of common stock of the registrant were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in Items 10, 11, 12 and 13 hereof.

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

ITEM 1.  BUSINESS
(Dollars in thousands, except per share amounts)

      The Company is a formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the United States ("U.S.") and Canada. The Company has three reportable segments that include U.S. Manufacturing, U.S. Retail, and Canadian Manufacturing. The Company's business groups within these three segments are Trade Sales Coatings, Retail and Production Finishes Coatings. Both Trade Sales Coatings and Production Finishes Coatings are manufactured in the U.S. and Canada.

      Trade Sales Coatings consist of a broad line of coatings that include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, painting contractors and industrial and commercial users, primarily for the decoration and preservation of the interiors and exteriors of residential, commercial, institutional and industrial buildings and allied structures.

      Production Finishes Coatings are produced to conform to the specific requirements of manufacturers who utilize such coatings in the manufacturing process. The Production Finishes Coatings are primarily used in the manufacture of various types of flexible packages, beverage and food containers, tanks, roof decking, coils, furniture and shelving, window blinds and flatwood products. The Production Finishes Coatings, like Trade Sales Coatings, serve both decorative and preservative functions.

      The Company owns and manages several multiple-outlet dealerships and stand-alone stores in various parts of the U.S. At December 31, 1999, there were 73 Company-owned stores positioned in the market as independent dealers that offer a broad array of products including Benjamin Moore brand and other competitor coatings, wallcoverings, window treatments and sundries. The Retail business serves two main markets: the Do-It-Yourself consumers and contractors.

      Benjamin Moore substantially relies on independent dealers for distribution of its architectural products which provide the majority of the Company's revenue and profits. The network, which consists of over 3,700 retailers with over 4,700 storefronts in the U.S and Canada, forms the core of the Company's marketing strength and provides the high level of customer attention, service and color expertise critical to the maintenance and expansion of the Benjamin Moore brand. Reference is made to the information set forth in
Note 15 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by reportable segment.

      The Company believes that it is one of the leading manufacturers of coatings in the United States and Canada.

MARKETING AND DISTRIBUTION

      It has always been the Company's policy to actively support the continued growth and prosperity of independently owned dealers and retail outlets, through which the Trade Sales Coatings are sold. In furtherance of that policy, the Company provides financing to such enterprises under circumstances where it is deemed to be in the best interests of the Company to do so (see Note 18 to the

Notes to Consolidated Financial Statements, Part II, Item 8 hereof). The Trade Sales Coatings are sold under such trademarks as Benjamin Moore(R), Benjamin Moore Paints(R), Moore's(R), Moorglo(R), Moorgard(R), Moorwood(R), Moorwhite(R), Moorlife(R), Impervo(R), Moorcraft(R), Impervex(R), Regal(R), Wall Satin(R), Satin Impervo(R), AquaGlo(R), AquaPearl(R), AquaVelvet(R), Regal Aquagrip(R), Regal First Coat(R), Pristine(R), A Stroke of Brilliance(R), Colorscapes(R), and Benwood(R).

      In 1999, a new color system, the Benjamin Moore Color PreviewTM System was completed. The Color Preview StudioTM displays feature color selection tools that allow the paint buyer to preview their colors before they paint. The tools include 3-D Room With A ViewTM, the 8"x8" Color Tower, Trim ChipsTM, Color Combinations, Sheen Selection, Special Paint Finishes, Color Collections, Color Strip Chips and the Color PreviewTM Color Cards. The Color PreviewTM palette consists of 1,481 colors with each color being named, a first for the Company. By phasing in the new Color PreviewTM colorants and bases and phasing out the old material from the Moor-O-Matic(R) III system over a six-month period, the Company believes there will be minimum product obsolescence.

SALES

      The Company is engaged in the formulation, manufacture and sale of coatings and related goods and services. Net sales in the U.S. Manufacturing Segment accounted for 77.1%, 79.8%, and 81.5% of total revenue for the three years ended December 31, 1999, 1998 and 1997, respectively. Net sales in the U.S. Retail Segment accounted for 11.9%, 7.6%, and 4.5% of total revenue for the three years ended December 31, 1999, 1998, and 1997, respectively. Net sales in the Canadian Manufacturing Segment accounted for 9.9%, 10.5%, and 11.4% of total revenue for the three years ended December 31, 1999, 1998, and 1997, respectively. The Company does not have any customer to which sales exceed 10% of total sales.

FOREIGN OPERATIONS

      The Company operates in Canada and New Zealand. The Company's Canadian operations are carried on through Benjamin Moore & Co., Limited ("the Canadian Company"), which is an 85.2% owned subsidiary of the Company, and Technical Coatings Co. Limited, which is a wholly-owned subsidiary of the Canadian Company. The Company's New Zealand operations are carried on through Benjamin Moore & Co (NZ) Limited, which is a wholly-owned subsidiary of the Company, and Benjamin Moore Pacific Limited, which is a 67.3% owned subsidiary of Benjamin Moore & Co (NZ) Limited. In 1999, the Company sold its Australian subsidiary and currently has a signed letter of intent to sell its New Zealand operations. During 1999, net sales to external customers attributable to foreign companies in total (which are included in the Company's Consolidated Financial Statements) were approximately $85,589. Approximately 5.2% of the outstanding shares of the Canadian Company are owned by persons who are associated with the Company, including employees of such subsidiary.

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

      The Company also maintains outdoor testing facilities where its products, as well as those of its competitors, are evaluated for performance under varying weather conditions. The facility moved from Lebanon, New Jersey to Flanders, New Jersey in March 2000. Independent commercial facilities are also utilized for this purpose.

      As of December 31, 1999, 90 chemists and technicians were employed by the Company in research and development and quality control activities. Research and development and quality control expenditures amounted to $13,251, $13,091 and $12,496 in 1999, 1998 and 1997, respectively. Quality control expenditures aggregated $3,474, $4,064 and $3,943, respectively, and are included herein because a substantial portion of such expenditures is related to development projects.

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

SEASONAL ASPECTS

      Sales of Production Finishes Coatings have been relatively stable throughout the year. In addition, the Retail segment does not experience seasonality. However, due to the Retail acquisitions in the latter half of 1999, Retail sales were greater in the last six months of 1999 than the first six months.

      Historically, sales of Trade Sales Coatings have been seasonal in nature, with the heaviest concentration of such sales occurring in the second and third quarters of the year. During 1999, the percentages of the U.S. Manufacturing Trade Sales Coatings which were made in the first, second, third and fourth quarters of the year were 22%, 27%, 28% and 23%, respectively. The percentages of Canadian Manufacturing Trade Sales Coatings which were made in the first, second, third and fourth quarters of 1999 were 23%, 30%, 27% and 20%, respectively. Production and inventory schedules are timed to coincide with the aforementioned variations.

EMPLOYEES

      As of December 31, 1999, the Company had approximately 2,745 employees. Approximately 30% of these employees were salaried personnel, approximately 10% were sales representatives, and approximately 60% were hourly employees. The Company considers its relations with its employees to be excellent.

RAW MATERIALS AND SUPPLIES

      The Company purchases its raw material and supplies from a wide variety of sources, and does not consider its business to be dependent upon any one source of supply. However, the price and supply of some petrochemical intermediate products, which are important ingredients in the manufacture of coatings, are subject to world political and economic conditions. Certain raw materials are converted into synthetic resins which, when combined with pigments, are used in the production of both Trade Sales Coatings and Production Finishes Coatings.

PATENTS AND TRADEMARKS

      The Company does not rely on patents in its business although it owns six patents and has two patents pending. The Company does, however, rely upon formulas developed by it, and upon its technical expertise and experience in meeting the requirements of its customers. The Company owns a large number of registered trademarks and trade names, several of which are referred to elsewhere herein, which it considers to be of significance in identifying the Company and its products.

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

      The Company places emphasis on environmental responsibility. New and existing facilities constructed or modified in the normal course of business incorporate designs to eliminate, reduce, or mitigate the release of waste and contaminants into the environment.

      The Company has entered into full or partial settlement agreements with governmental authorities or private parties with respect to seventeen sites under federal and state laws. Total settlement costs incurred by the Company have been approximately $3,260.

      The Company is involved in thirty-one unsettled sites. In all cases the Company believes its share of liability for environmental clean up costs is less than 1% of such costs for each site. A total of approximately $4,042 has been accrued as an estimate of such potential costs. These cost estimates are carefully reviewed and revised where necessary each quarter during the year. Possible insurance recoveries are not considered in estimating liabilities.

      Also, the Company is involved in remedial activities at two of its owned facilities as follows:

      1. Soil and shallow ground water contamination has been detected at the Company's plant at Milford, Massachusetts. The affected soils have been excavated. Further studies are being undertaken to assess the full extent of the water contamination. However, preliminary results indicate that the problem is moderate and is being remediated with appropriate technologies. Expenditures to date have been approximately $1,250.

      2. The Company has expended approximately $5,000 over the last ten years to assess and remediate contamination of soil and water at the Company's facility at Santa Clara, California, operated by its subsidiary, Technical Coatings Co. The Company has installed an underground trench along two sides of its property. This trench is capable of capturing the contamination and preventing its migration off the plant site. At full operating capacity, the treatment system installed as part of the remediation process treats the pumped water to acceptable cleanup levels. The treated water would be used in the paint manufacturing process as cooling water before being discharged into the municipal sewer system or reinjected to the ground for recirculation. At this time there is a trial shut-down program of the treatment system which was approved by the California regulatory agency responsible for such oversight. Current operating and maintenance costs of the treatment system are approximately $30 per year.

      Accrued costs for estimated cleanup expenses for these two facilities are approximately $637.

      Federal and state laws require that potentially responsible parties ("PRPs") fund remedial actions regardless of fault, legality of original disposal or ownership of a disposal site. In 1999, the Company spent approximately $433 on remedial cleanups and related studies compared with approximately $372 spent for such purposes in 1998 and $347 for such purposes in 1997. The Company has recovered approximately $2,338 since 1994 under its general liability policies and an environmental impairment insurance policy. The Company continues to negotiate further settlements.

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

ITEM 2.  PROPERTIES

      Set forth below is certain information with respect to the Company's current principal facilities:

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

Johnstown, NY           Plant                     144,000           Owned

Pell City, AL           Plant                     120,800           Owned

Toronto, ON             Executive Offices-        118,800           Owned
                        Subsidiary; Plant

Milford, MA             Plant                     110,500           Owned

Cleveland, OH           Warehouse                 106,000           Owned

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

Denver, CO              Warehouse                  73,500           Owned

Montreal, PQ            Plant                      63,500           Owned

Commerce, CA            Plant                      59,000           Owned

Montvale, NJ            Corporate Offices          57,000           Owned

Glendale Heights, IL    Executive Offices-         57,000           Leased(1)
                        Subsidiary; Warehouse

Long Island City, NY    Executive Offices-         55,000           Leased(2)
                        Subsidiary; Warehouse

Nutley, NJ              Plant                      50,000           Owned

Burlington, ON          Plant                      46,600           Owned

Aldergrove, BC          Plant                      39,400           Owned

Santa Clara, CA         Plant                      39,400           Owned

Auckland, NZ            Executive Offices-         30,700           Owned
                        Subsidiary; Plant

----------
(1) Lease expires December 2006, not including renewal options
(2) Lease expires December 2002, not including renewal options

      The Company owns 9.32 acres of land in Lebanon, New Jersey, which was used as a testing facility. The Company also leases warehouse facilities in North Kansas City, Missouri; Bloomington, Minnesota; Newark, California; Strongsville, Ohio; Pell City, Alabama; Auckland and Christchurch, New Zealand; and Concord, Edmonton, Saskatoon, Winnipeg, Dartmouth and St. Johns, Canada. Warehouse arrangements also exist in Portland, Oregon. In addition, the Company leases approximately 89 retail locations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are elected each year by the directors of the Company, and are as follows:

Name                 Office                                           Age
----                 ------                                           ---

Richard Roob         Chairman of the Board of Directors
                     and Chief Executive Officer                      67

Yvan Dupuy           President and Chief Operating Officer            48

Denis S. Abrams      Vice President - Operations                      51

Michael A. Bonner    Vice President-Technology                        50

Donald E. Devine II  Vice President - Finance and
                     Chief Financial Officer                          41

James E. Henderson   Treasurer                                        48

John T. Rafferty     Secretary and General Counsel                    67

Ellen Singer         Vice President - Marketing                       43

Charles C. Vail      Senior Vice President                            56

Bruce E. Zeh         Vice President - Sales                           48

----------
      All of the executive officers of the Company, except for Ms. Singer, Messrs. Devine and Zeh and Dr. Abrams have, during a period in excess of the past five years, been actively engaged in the business and affairs of the Company in various senior management capacities.

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

      Mr. Zeh joined the Company in June 1998. Prior to his joining the Company, he was formerly employed by ICI Paints as Vice President and General Manager of ICI Paints Canada, Inc. from 1995 through 1998. Prior to that he was a Vice President at Devoe.

      Dr. Abrams was elected Vice President - Operations in November 1999 and had been promoted to Director of Operations in September 1999. From 1997 through 1999, Dr. Abrams was Director of Manufacturing after having been named Director of Planning in March 1997 and, from 1995 to 1997, he was a consultant for Technical Coatings. He joined the Company in 1995 from Gilman Brothers Paint Co., which he owned.

                                    PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTER

      Despite the absence of an established public trading market for shares of the Company's common stock, limited trading of the Company's shares occurs on the over-the-counter bulletin board ("OTCBB"). This type of trading activity has been at prices that differ from the per share price of the Company's common stock as determined by the independent appraisal firm, Management Planning, Inc. ("MPI"). The Company uses the MPI price for purposes of the Company's Employees' Stock Ownership Plan ("ESOP"). It is possible that from time to time officers and directors of the Company may buy or sell shares of Company common stock on the OTCBB. A broker or financial advisor should be consulted for information concerning this market.

      In the past, the Company has purchased shares of its common stock from shareholders in privately negotiated transactions. However, except with respect to shares distributed from its ESOP, the Company is under no obligation to purchase shares from its shareholders and there can be no assurance that such purchases will be continued. As of December 31, 1999, the Company had 1,831 shareholders.

      The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 was divided into three shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock be decreased from $10.00 per share to $3.33 1/3 per share. All amounts presented below prior to July 1, 1999 have been adjusted to reflect the split.

      The following table sets forth the high and low price for shares in each quarter during 1999 and 1998, as determined by MPI. The table also shows the dividends paid in each such quarter.

                              PRICE RANGE          DIVIDENDS PAID
                         1999            1998       1999    1998
-----------------------------------------------------------------
                     High    Low     High    Low

1st quarter         $29.22  $26.42  $27.89  $26.04  $.167   $.150
2nd quarter          30.36   26.70   28.24   27.37   .167    .150
3rd quarter          30.30   26.46   28.90   24.38   .167    .150
4th quarter          29.85   25.13   28.22   23.91   .170    .150
4th quarter-extra                                    .170    .150
                                                    -------------
    Total                                           $.841   $.750
                                                    =============

      The following table shows the high and low close price for shares in each quarter during 1999 and 1998 as determined by the OTCBB:

                             PRICE RANGE
                         1999            1998
--------------------------------------------------
                     High     Low    High     Low

1st quarter         $32.00  $28.83  $33.67  $28.42
2nd quarter          32.33   30.17   33.83   29.67
3rd quarter          34.88   31.17   37.92   33.50
4th quarter          36.63   34.13   37.92   29.17

ITEM 6. SELECTED FINANCIAL DATA
        (Dollars in thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA:
                                                         YEAR ENDED DECEMBER 31,
                                             1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------
                                           (Dollars in thousands, except per share amounts)
Net Sales                                $779,517   $710,993   $666,294   $625,190   $564,211
                                         ========   ========   ========   ========   ========
Income before cumulative effect
  of change in accounting principle      $ 78,004   $ 60,095   $ 24,304   $ 43,339   $ 30,456
Net income                               $ 78,004   $ 60,095   $ 30,635   $ 43,339   $ 30,456
Basic and diluted net income per share   $   2.93   $   2.26   $   1.14   $   1.56   $   1.06
Common stock cash dividends:
   Declared per share(1)                 $   .984   $   .767   $   .693   $   .640   $    .60
   Paid per share(1)                     $   .841   $   .750   $   .683   $   .633   $    .60


SELECTED BALANCE SHEET DATA:
                                                         YEAR ENDED DECEMBER 31,
                                             1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------
                                           (Dollars in thousands, except per share amounts)
Current assets                           $297,971   $273,272   $222,775   $217,554   $212,611
Current liabilities                        87,412     67,866     66,756     72,191     78,204
                                         --------   --------   --------   --------   --------
Working capital                          $210,559   $205,406   $156,019   $145,363   $134,407
                                         ========   ========   ========   ========   ========
Total assets                             $475,586   $391,985   $350,582   $330,997   $330,155
Long-term obligations                    $ 20,945   $ 20,581   $ 14,649   $ 11,823   $ 12,176
Shareholders' equity - net               $326,902   $267,525   $236,368   $232,933   $227,661
Book value per outstanding share of
  common stock (1) (2)                   $  12.70   $  10.67   $   9.31   $   9.15   $   8.66

      Certain reclassifications have been made to the above selected financial data to conform to the method of presentation used in 1999. Prior year per share amounts have been restated to reflect the 3-for-1 stock split which occurred on July 1, 1999.

      (1)   See Note 12 to the Notes to Consolidated Financial Statements.

      (2) Book value per outstanding share of common stock is computed based on shareholders' equity before deduction of employees' stock ownership and stock purchase plan notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

OPERATING RESULTS 1999 VS. 1998

      Consolidated Net Sales increased 9.6% over 1998, to $779,517, due to increased United States ("U.S.") and Canadian Manufacturing and U.S. Retail Segment sales, partially offset by decreased Other Segment sales. Excluding the impact of acquisitions and divestitures, 1999 Net Sales increased 7.4% over 1998.

      U.S. Manufacturing Segment Net Sales in 1999 increased 6.0% to $601,366. By business group within this segment, Trade Sales Coatings increased 6.3% and Production Finishes Coatings increased 3.7%. The increase in Trade Sales Coatings resulted from strong unit growth of 6.9% coupled with a price increase across all Do-It-Yourself ("DIY") product lines. The increase in Production Finishes Coatings was primarily attributed to unit volume growth of 3.6%.

      U.S. Retail Segment Net Sales increased 70.3% due primarily to the effect of acquisitions during 1999. Excluding acquisitions, U.S. Retail Segment Net Sales increased 8.8% and comparable same store sales increased by approximately 5.8%. As of December 31, 1999, the Company operated 73 owned retail stores as compared to 30 at December 31, 1998. Comparable store sales increases were due primarily to increased paint sales combined with sales gains in each of the remaining major product lines (wallcoverings, window treatments and associated products).

      Canadian Segment Net Sales during 1999 increased 4.2%. By business group within this segment, Trade Sales Coatings increased 4.2% and Production Finishes Coatings increased 4.4%. The increase in Trade Sales Coatings primarily resulted from a price increase across all DIY product lines, as unit volume growth was
 .3% as compared to 1998. The increase in Production Finishes Coatings net sales was attributable to the mix of products sold, as unit volume growth was 1.4% as compared to 1998. Excluding the effect of exchange rate fluctuations, 1999 Canadian Manufacturing Net Sales increased by 3.5% as compared to 1998.

      Other Segment Net Sales decreased to $8,126 resulting from the Company's divestiture of its Australian operations in April of 1999. Included in 1999 Other Segment Net Sales is $5,447 from the Company's New Zealand subsidiary, which increased slightly as compared to 1998.

      Consolidated Gross Margin increased from 42.1% in 1998 to 44.8% in 1999. The improved gross margin in 1999 resulted from continued manufacturing and purchasing efficiencies implemented by management, partially offset by the product mix shift towards contractor lines and the effect of additional retail operations included in 1999 results.

      Consolidated Selling, General and Administrative expenses ("SG&A") of $219,640 increased by $22,661 as compared to 1998. SG&A as a percentage of sales was 28.2% in 1999 as compared to 27.7% in 1998. The increase in SG&A results from a higher SG&A ratio typically associated with retail operations, additional sales and marketing spending attributed to the Color PreviewTM System introduced in the U.S. as well as increased severance and other compensation costs.

      The increase in Other Income, Net is primarily due to increased interest income on a higher average cash position during 1999 as compared to 1998.

      Income Before Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle was $137,120, an increase of $29,937 compared to the previous year. The resulting effective income tax rate in 1999 was 42.3% as compared to 42.8% in 1998. As a result of the foregoing, the Company generated net income of $78,004 in 1999 as compared to $60,095 in 1998.

      Basic and diluted net income per share for 1999 was $2.93, an increase of $.67 compared to 1998.

      During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian operations and offered an early retirement program. This plan was designed to lower manufacturing costs and maximize efficient means of distribution. It is estimated that these actions will result in a first quarter pre-tax charge ranging from $36,000 to $43,000, primarily consisting of enhanced benefits associated with the early retirement program, severance, asset write-offs and decommissioning costs.

      As a result of this restructuring, the Company will have reduced its North American manufacturing facilities from sixteen to eight and reconfigured its distribution centers. The Company expects savings of approximately $13,000 pre-tax in 2001 and approximately $17,000 pre-tax annually thereafter (an approximate two percentage point improvement in gross profit margin on a consolidated basis).

OPERATING RESULTS 1998 VS. 1997

      Consolidated Net Sales of $710,993 in 1998 increased by $44,699, or 6.7% over 1997. This resulted from increased sales in the U.S. Manufacturing and U.S. Retail Segments. Excluding the effect of purchasing a majority interest in a retail operation in July of 1997, Consolidated Net Sales increased 3.9% for the year versus 1997.

      U.S. Manufacturing Segment Net Sales during 1998 increased 4.4% to $567,157. By business group within this segment, Trade Sales Coatings increased 3.8% and Production Finishes Coatings increased 11.5%. The increase in Trade Sales Coatings resulted from strong unit growth of 6.7%. The increase in Production Finishes Coatings was attributed to unit volume growth of 14.4%, primarily from an acquisition.

      U.S. Retail Segment Net Sales increased by 82% primarily resulting from effects of the Company purchasing a majority interest in a retail operation in July of 1997. Excluding the acquired retail operation, U.S. Retail Segment Net Sales increased by 7.5% in 1998 over 1997. As of year-end 1998, the Company operated 30 owned retail stores.

      Canadian Manufacturing Segment Net Sales during 1998 decreased 1.8% on unit volume growth of 6.3%. This difference between Canadian Net Sales and unit volume growth rates was primarily due to a decline in foreign currency exchange rates. Excluding the effect of such exchange rate fluctuations, 1998 Canadian Manufacturing Net Sales increased by 5.1% as compared to 1997.

      Consolidated Gross Margin increased from 41.6% in 1997 to 42.1% for the year ended 1998. The improved gross margin in 1998 primarily resulted from manufacturing savings achieved from the 1997 restructuring. These improvements were partially offset by an increase in certain key raw material prices as well as the effect of additional retail operations included in 1998 results.

      SG&A of $196,979 decreased by $2,229 as compared to 1997. SG&A as a percentage of sales was 27.7% in 1998 as compared to 29.9% in 1997. The decrease in SG&A results from efficiencies achieved from the 1997 restructuring, as well as the effects of certain one-time charges recorded in 1997. Included in the 1998 SG&A is approximately $5,600 of impairment write-downs relating to identifiable assets, intangibles and goodwill associated with the Company's investments in Benjamin Moore Pacific Limited ("Pacific") and White Knight Paints Pty Limited ("White Knight") . During the fourth quarter of 1998, the Company signed a memorandum of understanding to sell certain assets of White Knight in early 1999. The pending sale of such assets resulted in the Company recording certain impairment losses in the fourth quarter of 1998. Also, due to recurring losses at Pacific, the Company recorded additional write-downs associated with long-lived assets in 1998. Assessments made of Pacific's long-lived assets based on projections of undiscounted future cash flows from operations indicated that the carrying value of such assets was not recoverable.

      The increase in Other Income, Net resulted from increased interest income on a higher average cash position during 1998 as compared to 1997. Also, interest expense declined in 1998 due to significantly reduced bank borrowings throughout 1998 as compared to 1997.

      Income Before Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle was $107,183, an increase of $62,478 compared to the previous year. The increase is primarily attributable to the $33,388 restructuring charge recorded in 1997, efficiencies achieved in 1998 from the restructuring, the Company's concerted effort to reduce SG&A spending and strong sales volume growth. The resulting effective income tax rate in 1998 was 42.8% as compared to 45.9% in 1997.

      As a result of the foregoing, the Company generated net income of $60,095 in 1998 as compared to $30,635 in 1997. Included in 1997's net income is the 1997 effect, and related cumulative effect, of the change from an accelerated depreciation method to the straight line method, as discussed in Note 19 to the consolidated financial statements.

      Basic and diluted net income per share for 1998 was $2.26 (adjusted for the 1999 3-for-1 stock split), an increase of $1.12 compared to 1997.

FINANCIAL POSITION AND LIQUIDITY

      Net cash flows provided by operating activities were $85,570 in 1999, which was $5,674 and $16,322 lower than in 1998 and 1997, respectively. Cash flows from operations continues to be the primary source of financing the Company's growth. As compared to 1998, the $4,788 increase in accounts and notes receivable resulted from strong 1999 fourth quarter net sales. Also during 1999, the Company made its first discretionary funding to the supplemental retirement plan.

      Net cash flows used in investing activities were $84,164 in 1999, an increase of $74,362 compared to 1998 and $64,773 compared to 1997. During 1999, the Company significantly increased capital spending to $25,059 to improve manufacturing processes by increasing batch sizes and improving distribution. Also during 1999, the Company spent $35,020 on various retail acquisitions, which resulted in the purchase of 35 stores. The Company began investing available funds, $29,909 in 1999, in trading securities. Included in 1997's cash flows used in investing activities is the purchase of a majority interest in a retail operation in July of 1997.

      Net cash flows used in financing activities of $28,510 represented an increase of $1,147 over 1998 and a decrease of $21,211 over 1997. Cash flows relating to financing activities were principally used for payment of dividends, repayments of borrowings and the purchase of treasury stock. The Company had expected the purchase of treasury stock to decline in 1999 since a greater number of shares appear to be traded on the over-the-counter bulletin board ("OTCBB"). See discussion below under "Stock Price and Dividend Data". During the three years ended December 31, 1999, the Company purchased 102,197, 405,975, 495,225 shares, respectively, of its common stock. In November and December 1999, the Company announced two dividends of $.19 and $.12 per share, respectively, to be paid in January 2000.

      The Company repaid short-term borrowings of $5,868 in 1999 compared to proceeds of $655 in 1998 and repayments of $21,610 in 1997. There were no facility or line of credit borrowings by the U.S. and Canadian Manufacturing Segments at December 31, 1999. Working capital increased to $210,559 at December 31, 1999 and the current ratio decreased to 3.4:1 from 4.0:1 for the comparable period last year. Cash, cash equivalents, and short-term investments were $100,424 at December 31, 1999, as compared to $97,249 at December 31, 1998. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

YEAR 2000

      The Company has completed its Year 2000 remediation efforts and, since January 1, 2000, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer systems problems.

      The Company spent approximately $2,000 on its Year 2000 remediation efforts. No significant future costs are anticipated.

      Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on its operations.


      The foregoing discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Any statement containing words, such as "believes", "anticipates", "should", "plans", "expects", "estimates" or similar words, is forward-looking; these statements involve risks and uncertainties and are based on current expectations and management's best estimates derived utilizing numerous assumptions of future events. Factors that could cause actual results to differ materially from those suggested by any such statement include, but are not limited to, general business conditions, strength of the retail economy and the growth within the coatings industry, unusual weather conditions and competition in the coatings industry.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the registrant and its subsidiaries, together with notes thereto and the independent auditors' report, are set forth on pages 16 through 36. The additional financial information set forth in Part IV and included herein should be read in conjunction with the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT


BENJAMIN MOORE & CO.:


We have audited the accompanying consolidated balance sheets of Benjamin Moore & Co. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benjamin Moore & Co. and Subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, in 1997 the Company changed its method of computing depreciation.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 17, 2000

BENJAMIN MOORE & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)


                                                     1999         1998         1997
-----------------------------------------------------------------------------------
Net Sales                                       $ 779,517    $ 710,993    $ 666,294
                                                -----------------------------------
Costs and Expenses:
   Cost of products sold                          430,499      411,916      388,994
   Selling, general and administrative            219,640      196,979      199,208
   Restructuring                                       --           --       33,388
   Other income, net                               (7,742)      (5,085)          (1)
                                                -----------------------------------
      Total costs and expenses                    642,397      603,810      621,589
                                                -----------------------------------
Income Before Taxes, Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                           137,120      107,183       44,705
Income Tax Provision                               57,982       45,922       20,500
                                                -----------------------------------
Income Before Minority Interest
   and Cumulative Effect of Change in
   Accounting Principle                            79,138       61,261       24,205
Minority Interest in Net Income (Loss) of
   Consolidated Subsidiaries                        1,134        1,166          (99)
                                                -----------------------------------
Income Before Cumulative Effect of
   Change in Accounting Principle                  78,004       60,095       24,304
Cumulative Effect of Change in
   Accounting Principle                                --           --        6,331
                                                -----------------------------------
Net Income                                      $  78,004    $  60,095    $  30,635
                                                -----------------------------------
Other Comprehensive Income, net of tax:
   Foreign Currency Translation Adjustment
     (Net of tax of $497, $(1,575) and $(457)
     for 1999, 1998 and 1997, respectively)           678       (2,105)        (539)

   Unrealized Loss on Securities
     (Net of tax of $(80) for 1999)                  (109)          --           --
                                                -----------------------------------
Other Comprehensive Income                            569       (2,105)        (539)
                                                -----------------------------------
Comprehensive Income                            $  78,573    $  57,990    $  30,096
                                                ===================================
Basic and Diluted Net Income Per Share          $    2.93    $    2.26    $    1.14
                                                ===================================
Cash Dividends Declared Per Share
   of Common Stock                              $    .984    $    .767    $    .693
                                                ===================================


See Notes to Consolidated Financial Statements.

BENJAMIN MOORE & CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998
(Dollars in thousands, except per share amounts)


                                                                   1999           1998
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $  70,553      $  97,249
   Trading securities                                            29,871             --
   Accounts and notes receivable - net                           91,817         83,100
   Inventories - net                                             78,385         69,031
   Prepaid expenses and other current assets                     14,154          9,571
   Deferred income taxes                                         13,191         14,321
                                                              ------------------------
      TOTAL CURRENT ASSETS                                      297,971        273,272
INVESTMENTS IN TEMPORARY CO-OWNERSHIPS                            5,557          5,701
PROPERTY, PLANT AND EQUIPMENT - NET                             104,988         86,651
OTHER ASSETS                                                     67,070         26,361
                                                              ------------------------
      TOTAL                                                   $ 475,586      $ 391,985
                                                              ========================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term
      obligations                                             $     634      $   7,397
   Accounts payable - trade                                      35,642         27,980
   Other liabilities and accrued expenses                        42,795         28,060
   Dividends payable                                              8,341          4,429
                                                              ------------------------
      TOTAL CURRENT LIABILITIES                                  87,412         67,866
                                                              ------------------------
PENSION AND OTHER LONG-TERM BENEFITS                             30,180         27,566
                                                              ------------------------
LONG-TERM OBLIGATIONS                                            20,945         20,581
                                                              ------------------------
MINORITY SHAREHOLDERS' INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARIES                                     10,147          8,447
                                                              ------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $10 par value - authorized,
     500,000 shares; issued - none
   Common stock, $3.33 1/3 par value - authorized,
     120,000,000 shares; issued 39,492,936 at
     December 31, 1999 and 1998, respectively                   131,643        131,643
   Additional paid-in capital                                    46,967         41,206
   Retained earnings                                            320,708        268,949
   Accumulated other comprehensive income                        (5,345)        (5,914)
   Cost of treasury stock; 12,807,593 shares and
      12,922,290 shares at December 31, 1999
      and 1998, respectively                                   (155,021)      (152,380)
   Employees' stock ownership and stock purchase
      plan notes                                                (12,050)       (15,979)
                                                              ------------------------
   SHAREHOLDERS' EQUITY - NET                                   326,902        267,525
                                                              ------------------------
      TOTAL                                                   $ 475,586      $ 391,985
                                                              ========================

See Notes to Consolidated Financial Statements.

BENJAMIN MOORE & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)

                                                                              ACCUMULATED               EMPLOYEES' STOCK
                                                   ADDITIONAL                    OTHER       COST OF     OWNERSHIP AND
                                        COMMON       PAID-IN     RETAINED    COMPREHENSIVE   TREASURY    STOCK PURCHASE
                                         STOCK       CAPITAL     EARNINGS        INCOME        STOCK       PLAN NOTES
------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997               $ 131,643    $  31,580    $ 217,244     $  (3,270)    $(129,247)    $ (15,017)

  Net income for the year                                           30,635
  Foreign currency translation
     adjustment                                                                     (539)
  Cash dividends declared
     on common stock-
     $.693 per share                                               (18,628)
  Sale and distribution of
     treasury stock - 45,561 shares                     1,052                                       68          (890)
  Treasury stock purchases-
     495,225 shares                                                                            (12,504)
  Dividends credited to ESPP notes,
     net of interest                                                                                             593
  Note payments                                                                                                3,648
                                       -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997               131,643       32,632      229,251        (3,809)     (141,683)      (11,666)

  Net income for the year                                           60,095
  Foreign currency translation
     adjustment                                                                   (2,105)
  Cash dividends declared
     on common stock-
     $.767 per share                                               (20,397)
  Sale of treasury stock-
     325,530 shares                                     8,574                                      444        (8,150)
  Treasury stock purchases-
     405,975 shares                                                                            (11,141)
  Dividends credited to ESPP notes,
     net of interest                                                                                             691
  Note payments                                                                                                3,146
                                       -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998               131,643       41,206      268,949        (5,914)     (152,380)      (15,979)

  Net income for the year                                           78,004
  Foreign currency translation
     adjustment                                                                      678
  Unrealized loss on securities                                                     (109)
  Cash dividends declared
     on common stock-
     $.984 per share                                               (26,245)
  Sale of treasury stock-
     216,894 shares                                     5,761                                      291          (524)
  Treasury stock purchases-
     102,197 shares                                                                             (2,932)
  Dividends credited to ESPP notes,
     net of interest                                                                                             835
  Note payments                                                                                                3,618
                                       -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $ 131,643    $  46,967    $ 320,708     $  (5,345)    $(155,021)    ($ 12,050)
                                       =============================================================================

See Notes to Consolidated Financial Statements.

BENJAMIN MOORE & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)


                                                                     1999          1998          1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  78,004     $  60,095     $  30,635
  Cumulative effect of change in accounting principle                  --            --        (6,331)
                                                                -------------------------------------
  Income before cumulative effect of change in accounting
    principle                                                      78,004        60,095        24,304
  Adjustments To Reconcile Net Income To Net Cash Flows
    Provided By Operating Activities:
      Restructuring charge                                             --            --        28,901
      Depreciation and amortization                                13,902         8,553         7,809
      Write-off of obsolete advertising materials                      --            --         3,444
      Write-off of goodwill, intangibles and other assets              --         6,894         4,364
      Deferred income taxes                                           568        (1,021)      (11,684)
      Minority interest in net income (loss) of consolidated
        subsidiaries                                                1,134         1,166           (99)
      (Gain) loss on disposal of equipment and land                  (543)           64            45
      Pension and other long-term benefits                         (1,215)       (1,578)        3,451
      Other                                                          (464)        1,027            43
    Changes In Assets and Liabilities:
      (Increase) decrease in accounts and notes receivable         (4,788)          269        30,024
      (Increase) decrease in inventories                             (978)        1,133         1,962
      Decrease in notes receivable due after one year                 401         2,244         6,803
      Increase (decrease) in accounts payable - trade                 457         5,838        (1,768)
      Other                                                          (908)        6,560         4,293
                                                                -------------------------------------
        Net Cash Flows Provided By Operating Activities            85,570        91,244       101,892
                                                                -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                          (29,909)           --            --
  Payments for purchase of property, plant, equipment
    and acquisitions                                              (60,080)      (10,550)      (19,547)
  Proceeds from sale of subsidiary                                  3,654            --            --
  Other                                                             2,171           748           156
                                                                -------------------------------------
        Net Cash Flows Used In Investing Activities               (84,164)       (9,802)      (19,391)
                                                                -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                            (21,516)      (19,290)      (17,836)
  Payment of dividends to minority shareholders                      (369)         (303)         (287)
  (Repayments) proceeds of short-term borrowings, net              (5,868)          655       (21,610)
  Proceeds from sale of treasury stock                                428           870            68
  Payments for purchase of treasury stock                          (2,932)      (11,141)      (12,504)
  Repayments of long-term obligations                              (1,871)       (1,300)       (1,200)
  Payments received on employees' stock ownership and
    stock purchase plan notes                                       3,618         3,146         3,648
                                                                -------------------------------------
        Net Cash Flows Used In Financing Activities               (28,510)      (27,363)      (49,721)
                                                                -------------------------------------
Effect Of Exchange Rate Changes On Cash                               408          (729)         (246)
                                                                -------------------------------------
Net (Decrease)/Increase In Cash and Cash Equivalents              (26,696)       53,350        32,534
Cash and Cash Equivalents At Beginning Of Year                     97,249        43,899        11,365
                                                                -------------------------------------
Cash and Cash Equivalents At End Of Year                        $  70,553     $  97,249     $  43,899
                                                                =====================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $     345     $     818     $   2,735
  Income taxes paid                                                47,713        45,940        30,505

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Additions to obligations under capital leases               $     755     $      71     $      --
    Issuance of employees' stock purchase plan notes                  524         8,150           890

See Notes to Consolidated Financial Statements.

BENJAMIN MOORE & CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The financial statements include the operations of Benjamin Moore & Co. and all majority-owned subsidiaries ("the Company") except for Temporary Co-Ownerships as explained in Note 18. All balances and transactions between subsidiaries are eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include commercial paper of $49,140 and a short-term investment fund of $7,836, in 1999, and commercial paper of $73,934 and a short-term investment fund of $10,011 in 1998, all with original maturities of less than three months. The carrying amount of these investments approximates fair value.

      INVESTMENTS

      The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments are classified as trading or available-for-sale. Trading assets, consisting of marketable equity securities, are stated at fair value. Gains and losses from trading securities, both realized and unrealized, are included in Other Income, Net. Available-for-sale securities are shown net of unrealized gains and losses and are included in Other Assets. Dividend income has been recorded in Other Income, Net. Unrealized gains and losses from available-for-sale securities are included in Other Comprehensive Income.

      INVENTORIES

      Manufacturing segment inventories are valued at lower of cost or market, determined by the use of the last-in, first-out ("LIFO") method. U.S. Retail segment inventory is valued at the lower of cost or market, by use of the first-in, first-out ("FIFO") method.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is recorded at cost and is depreciated using the straight-line method. The major classes of property along with their estimated useful lives are set forth below:

                                                             ESTIMATED
ASSET                                                      USEFUL LIFE
----------------------------------------------------------------------
     Buildings                                                 40 yrs.
     Machinery and equipment                                 3-10 yrs.
     Furniture and fixtures                                  5-10 yrs.
     Automobiles and trucks                                   3-6 yrs.
     Leasehold improvements                         Over Life of Lease

      As discussed in Note 19, during 1997, the Company changed the method of computing depreciation on its fixed assets and modified certain of its assets' estimated useful lives.

      INTANGIBLE ASSETS

      Included in Other Assets, intangible assets resulting from acquisitions amounted to $39,521 and $14,854 at December 31, 1999 and 1998, respectively. These assets are being amortized over their estimated useful lives, which range from six to thirty-five years. During 1999, 1998 and 1997, amortization of such intangibles amounted to $4,300, $2,033 and $4,085, respectively. Included in the 1999, 1998 and 1997 amortization of intangibles, amounting to approximately $268, $1,433 and $3,700, respectively, are write-downs pertaining to impairment of intangibles and goodwill associated with the Company's investment in Benjamin Moore Pacific Limited ("Pacific"), White Knight Paints Pty Ltd. ("White Knight") and other small acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      LONG-LIVED ASSETS

      The Company evaluates the recoverability of its long-lived assets over their remaining useful lives by projecting operating cash flows to be generated on an undiscounted basis. As of December 31, 1999, the Company believes that the existing balances of its long-lived assets are recoverable.

      REVENUE RECOGNITION

      The Manufacturing and Retail segments record revenues when products are shipped. Customer deposits received on Retail sales are recorded as a liability until such orders are filled.

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

      ADVERTISING EXPENSES

      The cost of advertising is expensed as incurred. Advertising expenses amounted to $48,272, $48,223 and $44,626 in 1999, 1998 and 1997, respectively.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development and quality control expenditures amounted to $13,251, $13,091 and $12,496 in 1999, 1998 and 1997, respectively. Quality control expenditures aggregated $3,474, $4,064 and $3,943, respectively in 1999, 1998 and 1997 and are included herein because a substantial portion of such expenditures is related to development projects.

      PROVISION FOR INCOME TAXES

      The Company and its 80% or more owned subsidiaries file a consolidated tax return. The Company calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Tax credits are included as a reduction of income tax expense in the year the credits arise.

      CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Substantially all of the Company's customers are either wholesalers or retailers of Benjamin Moore paint. Concentration of credit risk is limited due to the large number of customers comprising the Company's customer base as well as Company policies which include credit analysis of each customer and the Company's allowance for doubtful accounts. The Company had no significant concentration of credit risk as of December 31, 1999 or 1998.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the method of presentation used in 1999.

2.    ACCOUNTS AND NOTES RECEIVABLE

                                               DECEMBER 31,
                                           1999           1998
--------------------------------------------------------------

Trade                                  $100,686        $92,456
Other                                     2,561          1,702
                                       -----------------------
        Total                           103,247         94,158
Less allowance for doubtful accounts     11,430         11,058
                                       -----------------------
        Net                            $ 91,817        $83,100
                                       =======================

      Trade notes receivable due after one year, net of reserves, amounted to $2,361 and $2,667 at December 31, 1999 and 1998, respectively, and are included in Other Assets in the accompanying Consolidated Balance Sheets. The carrying amount of notes receivable approximates fair value.

3.    INVESTMENTS

      At December 31, 1999, the Company had recorded equity securities classified as available-for-sale of $6,080 in Other Assets. The original cost of these securities was $6,152, resulting in an unrealized loss of $72, which is included in Other Comprehensive Income.

4.    INVENTORIES

                                              DECEMBER 31,
                                          1999            1998
--------------------------------------------------------------

Finished goods                         $57,535         $41,759
Raw materials                           24,502          29,965
                                       -----------------------
        Total                           82,037          71,724
Less reserve                             3,652           2,693
                                       -----------------------
        Net                            $78,385         $69,031
                                       =======================

      If the FIFO method of inventory accounting, which approximates current cost, had been used in the U.S. and Canadian Manufacturing segments, inventory would have been $9,920 and $9,676 greater than reported at December 31, 1999 and 1998, respectively. Of the total inventory reported at December 31, 1999 and 1998, U.S. Retail segment inventory, net of reserves, of $18,459 and $9,065, respectively, were reported on the FIFO basis.

      Work-in-process is not significant, due to the brief production cycle, and is included with raw materials.

      During 1998, the reduction of inventory resulted in the liquidation of certain LIFO layers. The liquidation reduced net income by approximately $601 or $.02 (adjusted for the 1999 stock split) per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


5.    PROPERTY, PLANT AND EQUIPMENT

                                               DECEMBER 31,
                                           1999           1998
--------------------------------------------------------------

Land                                   $  9,176       $  8,468
Buildings                                65,584         62,490
Machinery, equipment and leasehold
  improvements                          137,359        112,906
                                       -----------------------
        Total                           212,119        183,864
Less accumulated depreciation
  and amortization                      107,131         97,213
                                       -----------------------
        Net                            $104,988       $ 86,651
                                       =======================


6.    EMPLOYEE BENEFITS

      PENSION AND POSTRETIREMENT PLANS

      The Company has retirement income plans covering substantially all U.S. and Canadian corporate and manufacturing employees as well as a plan for one of its Retail subsidiaries acquired in 1999. The majority of benefits are based upon years of service and the employee's highest average compensation during any thirty-six consecutive full calendar months of employment.

      During 1999, the Company made its first discretionary funding of $6,000 to its previously unfunded supplemental retirement plan. This funding is reflected in Other Assets in the accompanying Consolidated Balance Sheet.

      The Company also provides medical and life insurance benefits that cover U.S. and Canadian corporate and manufacturing employees of the Company. Substantially all employees are covered by a postretirement health care plan which is contributory for employees retiring on or after January 1, 1993, with retiree contributions adjusted annually; the life insurance plan is non-contributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by the same percent increase experienced by the net incurred charges through 1998, after which all future cost increases will be passed on to the retirees. As of December 31, 1999, the Company has not established any specific funding policy for these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

                                                                 DECEMBER 31,
                                                    PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                  1999          1998          1999          1998
------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year    $ 182,170     $ 169,929     $  34,642     $  37,845
  Acquisitions                                   1,367            --            --            --
  Service cost                                   4,158         3,588           580           492
  Interest cost                                 12,065        11,833         2,416         2,241
  Plan amendments                                4,840           246            --            --
  Exchange rate changes                            824        (1,100)          172          (262)
  Benefits paid                                (12,506)      (10,474)       (3,192)       (2,947)
  Participant contributions                         --            --           206           171
  Actuarial (gain) or loss                     (22,833)        8,148          (899)       (2,898)
                                             ---------------------------------------------------
  Benefit obligation at end of year            170,085       182,170        33,925        34,642
                                             ---------------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at
  beginning of year                            203,447       185,306            --            --
  Acquisitions                                   1,718            --            --            --
  Actual return on plan assets                  38,031        31,105            --            --
  Employer contributions                           370           304         2,853         2,776
  Participant contributions                         --            --           206           171
  Exchange rate changes                            888        (1,215)           --            --
  Benefits paid                                (12,506)      (10,474)       (3,059)       (2,947)
  Administrative expenses                       (1,617)       (1,579)           --            --
                                             ---------------------------------------------------
Fair value of plan assets at end of year       230,331       203,447            --            --
                                             ---------------------------------------------------
RECONCILIATION OF FUNDED STATUS
  Funded status                                 60,246        21,277       (33,925)      (34,642)
  Unrecognized actuarial gain                  (66,667)      (25,867)       (1,890)         (973)
  Unrecognized transition (asset) or
    obligation                                  (1,937)       (2,479)       14,823        15,850
  Unrecognized prior service cost                7,530         3,014            --            --
                                             ---------------------------------------------------
  Net amount recognized at year-end          $    (828)    $  (4,055)    $ (20,992)    $ (19,765)
                                             ===================================================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
  Prepaid benefit cost                       $   5,920     $   2,172     $      --     $      --
  Accrued benefit liability                     (7,340)       (6,695)      (20,992)      (19,765)
  Intangible asset                                 592           468            --            --
                                             ---------------------------------------------------
  Net amount recognized at year-end          $    (828)    $  (4,055)    $ (20,992)    $ (19,765)
                                             ===================================================

      In 1999, the Board of Directors approved cost-of-living adjustments for those individuals who retired prior to 1997 included in the U.S. pension plans; such effects are included in the 1999 year-end liabilities.

      The weighted-average assumptions employed at December 31, 1999 and 1998 were:

                                                    PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                  1999          1998          1999          1998
------------------------------------------------------------------------------------------------
Discount rate                                     7.75%         6.75%         7.75%         6.75%
Expected return on plan assets                    9.00%         9.00%
Rate of compensation increase                     4.00%         4.00%
Health care cost trend rate*                                                 10.00%        11.30%


*  Assumed to decrease to 6% by 2009 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      Net pension and postretirement benefit costs include the following components:

                                                  PENSION BENEFITS                   POSTRETIREMENT BENEFITS
                                            1999         1998         1997         1999        1998        1997
---------------------------------------------------------------------------------------------------------------
Service cost                            $  4,158     $  3,588     $  3,839     $    580    $    492    $    540
Interest cost                             12,065       11,833       11,122        2,416       2,241       2,444
Expected return on plan assets           (17,685)     (16,049)     (14,354)          --          --          --
Amortization of prior service cost           350          333          354           --          --          --
Amortization of transitional (asset)
   or obligation                            (598)        (596)        (613)       1,121       1,120       1,519
Recognized actuarial (gain) or loss         (691)        (117)         (15)          25          31          --
                                        -----------------------------------------------------------------------
Net periodic benefit cost               $ (2,401)    $ (1,008)    $    333     $  4,142    $  3,884    $  4,503
                                        =======================================================================

      As described in Note 17, the Company offered two voluntary early retirement programs during 1997 that provided employees electing to retire within the prescribed period with enhanced benefits. During 1997, the Company recorded net charges for enhanced pension and other postretirement benefits of $5,777 and $8,696, respectively.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                        One-Percentage-    One-Percentage-
                                        Point Increase      Point Decrease
                                        --------------      --------------
Effect on total of service and
  interest cost components for 1999          $ 89              $ (65)

Effect on year-end 1999 postretirement
  benefit obligation                          820               (636)

      POSTEMPLOYMENT BENEFITS

      The Company accrues for benefits provided to former or inactive employees after employment but before retirement. The liability related to these benefits at December 31, 1999 is approximately $1,848 and is recorded in Pension and Other Long-Term Benefits.

      EMPLOYEES' STOCK OWNERSHIP PLAN

      The Company maintains a qualified Employees' Stock Ownership Plan ("ESOP") covering substantially all of its U.S. employees, excluding retail employees. The Board of Directors of the Company is authorized to make contributions from time to time to the plan trust fund.

      In 1989, the Company and its ESOP entered into a leveraged transaction whereby the Company borrowed $10,000 from a bank and loaned such funds to the ESOP. The ESOP used the loan proceeds to purchase, as restated to reflect the 1990 stock dividend and 1999 stock split, 719,377 shares of the Company's common stock; 262,770 shares from estates and 456,607 shares from the Company's treasury stock account. The bank loan bore interest at 7.85% and was payable in ten graduated annual installments through June 30, 1999 when the loan was repaid in full. The common stock purchased by the ESOP was held by the ESOP trustees as collateral for the loan from the Company to the ESOP in a restricted account. Each year the Company made contributions to the plan, which the plan's trustees used to repay the loan from the Company. The collateralized shares of common stock were released from restriction and allocated to participating employees annually, as of December 31, based upon the percentage of debt service paid during the year then ended to the projected total amount of debt service paid under the loan agreement. As of December 31, 1999, all collateralized shares have been allocated to participating employees and the ESOP was merged with the Benjamin Moore & Co. Deferred Savings and Investment Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      Contributions to the ESOP amounted to $1,450, $1,369 and $1,317 in 1999, 1998 and 1997, respectively. The fair value of the shares held by the ESOP was $34,132 and $32,943 at December 31, 1999 and 1998, respectively.

      The Company's Canadian subsidiary maintains a similar plan which covers substantially all of the Canadian Company's employees. The Canadian subsidiary contributed approximately $272, $236 and $217 to the Canadian plan trust fund in 1999, 1998 and 1997, respectively.

      STOCK OPTION AND STOCK INCENTIVE PLANS

      During 1993, the Company adopted a Stock Option Plan ("1993 Plan"). The 1993 Plan provides for the granting of non-statutory stock options to officers and other employees of the Company. Options for the purchase of 1,200,000 shares of common stock, par value $3.33 1/3 per share (restated to reflect the 1999 stock split), could be granted. The options began vesting on the second anniversary of the grant date and vest over the succeeding two years. The options also become fully vested upon retirement or death. Expiration is ten years from date of grant, six months after retirement or ninety days after termination.

      In 1998, a new Stock Incentive Plan ("1998 Plan") was adopted by the Company. Grants under the 1993 Plan were frozen. Options for the purchase of 1,200,000 shares of stock, par value of $3.33 1/3 per share (restated to reflect the 1999 stock split), may be granted. Vesting occurs over a four year period beginning one year after grant date. The options also become fully vested upon death. Expiration is ten years from date of grant, five years after retirement or three months after termination.

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

                                       YEAR ENDED DECEMBER 31,
                                    1999         1998         1997
------------------------------------------------------------------
Net income
    As reported                  $78,004      $60,095      $30,635
    Pro forma                     77,587       60,095       29,881

Net income per common share
Basic
    As reported                  $  2.93      $  2.26      $  1.14
    Pro forma                       2.92         2.26         1.12

Diluted
    As reported                  $  2.93      $  2.26      $  1.14
    Pro forma                       2.91         2.26         1.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   1999            1998              1997
---------------------------------------------------------------------------------------------------------

Interest rate                                                      5.66%           5.26%             6.35%
Dividend yield                                                     2.35%           2.71%             2.62%

Expected volatility                                                  16%             15%               15%
Expected life in years                                               10              10                10

      Stock option activity for both the 1993 and 1998 plans were as follows (restated to reflect the 1999 stock split):

                                                                   1999            1998              1997
---------------------------------------------------------------------------------------------------------
Outstanding, January 1                                          937,356         585,366           688,071
Granted                                                         387,300         477,000            78,000
Exercised                                                       (28,800)        (24,930)           (6,255)
Expired                                                        (115,425)       (100,080)         (174,450)
                                                             --------------------------------------------
Outstanding, December 31                                      1,180,431         937,356           585,366
Exercisable                                                     434,987         382,356           507,366
Available for grant                                             411,900         723,000           614,634
Weighted average price:
   Outstanding, beginning of year                            $    26.13       $   24.50         $   24.42
   Granted                                                        27.93           27.69             25.03
   Exercised                                                      24.41           24.42             24.42
   Expired                                                        26.61           24.42             24.42
   Outstanding, end of year                                       26.72           26.13             24.50
   Exercisable, end of year                                       25.15           24.42             24.42
   Weighted average fair value of options at grant date            7.51            6.23              5.64

        The following table summarizes information about stock options outstanding at December 31, 1999:

                                                             WEIGHTED AVERAGE
                                        WEIGHTED AVERAGE         REMAINING
     PRICE       NUMBER OUTSTANDING      EXERCISE PRICE      CONTRACTUAL LIFE
-----------------------------------------------------------------------------
$20.00 to 24.99       344,331                $24.42               3.9 Years
 25.00 to 29.99       836,100                 27.66               8.6


The following table summarizes information about stock options exercisable at December 31, 1999:

                                                             WEIGHTED AVERAGE
     PRICE                             NUMBER EXERCISABLE     EXERCISE PRICE
-----------------------------------------------------------------------------
$20.00 to 24.99                             326,331               $24.42
 25.00 to 29.99                             108,656                27.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    SHORT-TERM BORROWINGS

      Information regarding the Company's arrangements with banks in the U.S. for short-term lines of credit is as follows:

                                                        DECEMBER 31,
                                                      1999         1998
-----------------------------------------------------------------------
Outstanding borrowings                             $    --      $ 5,576
Weighted average interest rate on outstanding
   borrowings                                           --          6.4%
Unused portion of lines of credit                  $80,000      $78,075


      There are no significant compensating cash balances or commitment fees that relate to the above arrangements. Due to the short maturity of these borrowings, the carrying amount approximates fair value.

8. OTHER LIABILITIES AND ACCRUED EXPENSES

                                                 DECEMBER 31,
                                               1999         1998
----------------------------------------------------------------
Income taxes payable                        $14,786      $ 5,018
Restructuring reserve--current portion           --        1,002
Salaries, wages and commissions              13,372        6,970
Customer discounts and allowances             3,903        5,614
Other                                        10,734        9,456
                                            --------------------
     Total                                  $42,795      $28,060
                                            ====================
9. ENVIRONMENTAL MATTERS

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

      The Company has accrued approximately $4,042 for estimated potential cleanup costs based upon its monitoring of ongoing activities and its past experience with these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.   LONG-TERM OBLIGATIONS

      Included in long-term obligations is long-term debt as follows:

                                                  DECEMBER 31,
                                                1999        1998
----------------------------------------------------------------
Bank debt (interest ranging from 6%-11%)      $  782      $1,516
ESOP loan payable                                 --       1,400
Capital lease obligations                        755          --
Other (interest ranging from 8%-13%)             228         259
                                              ------------------
     Total                                     1,765       3,175
Less current maturities                          634       1,821
                                              ------------------
     Long-term debt                           $1,131      $1,354
                                              ==================

      Aggregate maturities of long-term obligations, including capital leases, are as follows: 2000 - $634; 2001 - $273; 2002 - $155; 2003 - $102; 2004 - $100;
and $501 thereafter.

      At December 31, 1999 and 1998, the Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $16,969 and $17,754, respectively, relating to financing arrangements between a bank and such third parties, to whom the Company sells merchandise. It is not practical to estimate the fair value of the guarantee. As of December 31, 1999, the Company has a reserve of $7,498 included in Long-Term Obligations for recourse provisions under these financing arrangements.

11.   OPERATING LEASES

      The Company leases data processing equipment, buildings, transportation equipment, autos and miscellaneous equipment under operating leases expiring at various dates.

      Minimum future obligations under leases as of December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,                              TOTAL
-----------------------------------------------------------
2000                                                $11,857
2001                                                 10,274
2002                                                  8,184
2003                                                  6,659
2004                                                  6,028
Thereafter                                            7,929
                                                    -------
Total minimum lease payments                        $50,931
                                                    =======

      Rent expense on operating leases was approximately $11,337, $10,375 and $9,857 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. SHAREHOLDERS' EQUITY

      In 1978, the Board of Directors, with shareholder approval, adopted an Employees' Stock Purchase Plan ("ESPP"). Under the Plan, as restated to reflect stock dividends and splits, up to an aggregate of 4,800,000 shares of Common Stock held in treasury may be offered and sold from time to time to employees of the Company and its subsidiaries at the fair value price per share as determined by an independent appraisal firm at the date of offering. Since 1979, 2,214,495 (restated for the 1999 stock split) shares have been sold to employees under the Plan.

      Notes receivable outstanding with respect to the above referenced Plan, as well as the 1993 Stock Option Plan and the ESOP note receivable, are reflected in the balance sheets as reductions in shareholders' equity. Notes received by the Company relative to the 1993 Plan bear interest at the then-current rates of interest. The notes received by the Company relative to the ESPP offerings since 1991 are non-interest bearing.

      Treasury stock is reflected at acquisition value, determined by the use of the FIFO method. Sales and distributions of treasury shares are recorded at fair value price per share. Any excess of such fair value proceeds over the FIFO cost is reflected as additional paid-in capital.

      The Board of Directors of Benjamin Moore & Co. on April 15, 1999 declared a stock split pursuant to which each outstanding share of Common Stock, par value $10.00 per share, of the Company held by a shareholder of the Company on the record date of July 1, 1999 and each such share held in the treasury of the Company on the record date of July 1, 1999 was divided into three shares of Common Stock. In connection with the stock split, and as permitted under New Jersey law, the Board of Directors of the Company also determined that the authorized Common Stock of the Company be increased from 40,000,000 shares to 120,000,000 shares and the par value of the Common Stock be decreased from $10.00 per share to $3.33 1/3 per share.

      A reconciliation of the number of common shares outstanding is as follows (restated to reflect the 1999 stock split):


                                                     SHARES OF COMMON STOCK
                                              ISSUED        TREASURY      OUTSTANDING
-------------------------------------------------------------------------------------
Balance, January 1, 1997                    39,492,936     12,392,181      27,100,755
Sale and distribution of treasury stock             --        (45,561)         45,561
Treasury stock purchases                            --        495,225        (495,225)
                                            -----------------------------------------
Balance, December 31, 1997                  39,492,936     12,841,845      26,651,091
Sale of treasury stock                              --       (325,530)        325,530
Treasury stock purchases                            --        405,975        (405,975)
                                            -----------------------------------------
Balance, December 31, 1998                  39,492,936     12,922,290      26,570,646
Sale of treasury stock                              --       (216,894)        216,894
Treasury stock purchases                            --        102,197        (102,197)
                                            -----------------------------------------
Balance, December 31, 1999                  39,492,936     12,807,593      26,685,343
                                            =========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.   EARNINGS PER SHARE

      The components of the denominator for basic and diluted net income per common share are as follows (restated to reflect the 1999 stock split):

                                                               YEAR ENDED DECEMBER 31,
                                                           1999          1998          1997
-------------------------------------------------------------------------------------------
Basic net income per common share:
   Weighted average common shares outstanding        26,605,200    26,581,986    26,881,122
Diluted net income per common share:
   Stock options assumed to be exercised                 41,434        37,491        14,283
                                                     --------------------------------------
Denominator for diluted earnings per common share    26,646,634    26,619,477    26,895,405
                                                     ======================================

      In 1997, the Company changed its method of computing depreciation (see
Note 19). This change resulted in basic and diluted net income per common share before cumulative effect of change in accounting principle of $.90 and basic and diluted net income per common share of $.24 for the cumulative effect of change in accounting principle.

14.   INCOME TAXES

      The composition of the income tax provision is as follows:

                                      1999          1998           1997
-----------------------------------------------------------------------
Federal income taxes:
   Current                        $ 42,158      $ 34,971       $ 24,629
   Deferred                            417        (1,214)       (11,684)
                                  -------------------------------------
   Total federal                    42,575        33,757         12,945
                                  -------------------------------------
State and local income taxes
   Current                          10,106         8,267          3,523
   Deferred                            151           193             --
                                  -------------------------------------
   Total state and local            10,257         8,460          3,523
Foreign income taxes                 5,150         3,705          4,032
                                  -------------------------------------
      Total                       $ 57,982      $ 45,922       $ 20,500
                                  =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      Deferred income taxes represent the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are comprised of the following:

                                                     DECEMBER 31,
                                                  1999         1998
-------------------------------------------------------------------
Deferred Tax Assets:
Pension and employee benefit related items    $  8,650     $  9,436
Accounts receivable and recourse reserves        6,839        5,063
Restructuring                                      175        1,030
Inventory reserves                               3,777        3,372
Claims reserves                                  2,616        2,464
Miscellaneous reserves                           1,573        2,213
Foreign items                                    3,562        3,394
State deferred taxes                             1,997        2,107
Other                                            2,531        2,615
                                              ---------------------
        Total deferred tax assets               31,720       31,694
Valuation allowance                             (2,906)      (2,542)
                                              ---------------------
        Net deferred tax assets               $ 28,814     $ 29,152
                                              =====================
Deferred Tax Liabilities:
Property, plant and equipment                 $  9,982     $  9,152
Temporary Co-Ownership related items             2,079        2,679
                                              ---------------------
        Total deferred tax liabilities        $ 12,061     $ 11,831
                                              =====================

      Net long-term deferred tax assets of $3,562 are reflected in Other Assets.

      At December 31, 1999, the Company has a valuation allowance recorded against available foreign tax credits and certain other foreign related items. Management believes it is more likely than not that the benefits related to these items may not be realized.

      The Company has available for utilization $656 of foreign tax credits. Such credits expire as follows: 2000 - $233; 2001 - $140; 2002 - $78;
and 2003 - $205.

      A reconciliation of the statutory federal tax rate and effective tax rate is as follows:

                                        1999        1998         1997
---------------------------------------------------------------------
Statutory tax rate                      35.0%       35.0%        35.0%
Effect of:
   State and local income taxes          4.9         5.1          5.1
   Foreign income taxes                  1.1         2.4          5.0
   Valuation allowance                   1.0         1.6           --
   Other - net                            .3        (1.3)          .8
                                       ------------------------------
Effective tax rate                      42.3%       42.8%        45.9%
                                       ==============================

      The Company does not accrue federal income taxes on its equity in the undistributed earnings of its Canadian subsidiary, which amounted to $38,690, $36,175 and $33,619 at December 31, 1999, 1998 and 1997, respectively, because the Company intends to reinvest such earnings indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15. SEGMENTS

      The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S., Canada and New Zealand. In 1999, the Company sold its Australian subsidiary and currently has a signed letter of intent to sell its New Zealand subsidiary in early 2000. Transfers between geographic areas are eliminated in consolidation. The Company has three reportable segments - (1) U.S. Manufacturing, (2) U.S. Retail, and (3) Canadian Manufacturing. Business groups within these three segments are Trade Sales Coatings, Production Finishes Coatings, and Retail. Also included in the Company's Consolidated Financial Statements, but not considered a reportable segment, are the international businesses in Australia and New Zealand.

      The accounting policies of the segments are the same as those described in
Note 1. Segment data includes intersegment net sales. The Company evaluates the performance of its segments based upon net sales to external customers and net income (loss).

      The Company does not have any customers to which sales exceed 10% of total sales.

      As a result of retail acquisitions in 1999, U.S. Retail has become a reportable segment. The Company has reformatted prior year amounts for comparability.

      Assets and operating results by reportable segment and geographic area are as follows:

                             U.S.          U.S.         CANADIAN        ALL          RECONCILING  CONSOLIDATED
                        MANUFACTURING     RETAIL      MANUFACTURING    OTHERS           ITEMS        TOTALS
                        -------------     ------      -------------    ------           -----        ------
        1999

Net Sales                  $626,190      $ 92,562       $ 84,306      $  8,126       $(31,667)(a)   $779,517
Net Sales to External
  Customers                $601,366      $ 92,562       $ 77,463      $  8,126       $     --       $779,517
Net Income (Loss)          $ 76,896      $  1,829       $  6,508      $   (160)      $ (7,069)(a)   $ 78,004
Total Assets               $447,349      $ 65,184       $ 52,975      $  5,582       $(95,504)(b)   $475,586

        1998

Net Sales                  $580,872      $ 54,356       $ 80,637      $ 15,135       $(20,007)(a)   $710,993
Net Sales to External
  Customers                $567,157      $ 54,356       $ 74,345      $ 15,135       $     --       $710,993
Net Income (Loss)          $ 60,674      $    957       $  4,350      $ (1,264)      $ (4,622)(a)   $ 60,095
Total Assets               $361,799      $ 39,265       $ 43,077      $ 10,200       $(62,356)(b)   $391,985

        1997

Net Sales                  $552,274      $ 29,867       $ 80,396      $ 17,494       $(13,737)(a)   $666,294
Net Sales to External
  Customers                $543,223      $ 29,867       $ 75,710      $ 17,494       $     --       $666,294
Net Income (Loss)          $ 31,786      $ (3,164)      $  4,043      $ (2,818)      $    788 (a)   $ 30,635

      Reconciling items primarily consist of (a) the elimination of sales and cost of sales between segments, and (b) the elimination of intersegment investments and advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

      The following table represents net sales to external customers by business group:

                                      1999          1998          1997
----------------------------------------------------------------------
Trade Sales Coatings              $629,813      $601,583      $585,052
Production Finishes Coatings        57,142        55,054        51,375
Retail                              92,562        54,356        29,867
                                  ------------------------------------
      Total                       $779,517      $710,993      $666,294
                                  ====================================

16. OTHER INCOME, NET

      The components of other (income), net are as follows:

                                                        1999          1998          1997
----------------------------------------------------------------------------------------
Interest income                                      $(6,163)      $(5,039)      $(2,542)
Interest expense                                         587         1,142         2,664
Net (gain) loss on the disposal of fixed assets         (543)           64            45
Other income, net                                     (1,623)       (1,252)         (168)
                                                     -----------------------------------
      Net                                            $(7,742)      $(5,085)      $    (1)
                                                     ===================================

17.   RESTRUCTURING

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

      Over 90% of all separations were completed by December 31, 1997 with the remainder completed during 1998. Exclusive of pension and postretirement enhancements, the remaining restructuring liability as of December 31, 1999, relating primarily to dismantling and facility costs, is $500. During 1999, 1998 and 1997, cash payments charged against the reserve were $1,267, $9,019 and $4,400, respectively.

18.   INVESTMENTS IN TEMPORARY CO-OWNERSHIPS

      Investments in Temporary Co-Ownerships are carried at cost less a reserve for impairments. These investments in the capital stock of retail paint stores are through financing arrangements. All increases in equity from earnings accrue solely to the benefit of the independent co-owners. The Company sells its products to Temporary Co-Ownerships at the same prices and terms used in transactions with other customers. A reasonable estimate of fair value of the investments in Temporary Co-Ownerships could not be made without incurring excessive costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)


19.   CHANGE IN ACCOUNTING PRINCIPLE

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

20.   SUBSEQUENT EVENT

      During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian operations and offered a voluntary early retirement program. This plan was designed to lower manufacturing costs and maximize efficient means of distribution. It is estimated that these actions will result in a first quarter pre-tax charge ranging from $36,000 to $43,000, primarily consisting of enhanced benefits associated with the voluntary early retirement program, severance, asset write-offs and decommissioning costs. As a result of this restructuring, the Company will have reduced its North American manufacturing facilities from sixteen to eight and reconfigured its distribution centers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information set forth under the captions (i) "ELECTION OF DIRECTORS" at pages 4 and 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" at page 18 of the Company's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference, and (ii) "EXECUTIVE OFFICERS OF THE REGISTRANT" at page 9 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION" and "SEVERANCE ARRANGEMENTS" at pages 8
- 12 and 16 of the Company's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      Reference is made to the information set forth under the caption "PRINCIPAL SHAREHOLDERS" at pages 2 and 3 of the Company's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

      (b) Security Ownership of Management

      Reference is made to the information set forth under the caption "ELECTION OF DIRECTORS - Ownership of Securities by Directors and Named Executive Officers" at pages 6 and 7 of the Company's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

      (c) Changes in Control

      To the knowledge of the Company, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information set forth under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" at page 12 of the Company's Proxy Statement dated March 27, 2000, for use in connection with its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1) List of Financial Statements Included Under Item 8
            of this Report

        Independent Auditors' Report                                       16

        Consolidated Statements of Income and Comprehensive
            Income for the Years Ended December 31,
            1999, 1998 and 1997                                            17


        Consolidated Balance Sheets, December 31, 1999
            and 1998                                                       18

        Consolidated Statements of Shareholders' Equity for
            the Years Ended December 31, 1999, 1998 and 1997               19

        Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1999, 1998 and 1997                         20

        Notes to Consolidated Financial Statements for the Years
            Ended December 31, 1999, 1998 and 1997                       21 - 36

        (2)     Financial Statement Supplemental Schedule

                II  Consolidated Valuation and Qualifying Accounts
                    For the Years Ended December 31, 1999, 1998
                    and 1997                                               43

      All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the information required thereby is shown in the financial statements or notes thereto.

      The individual financial statements of the Company have been omitted because the Company is primarily an operating Company and all subsidiaries are included in the consolidated financial statements being filed. In addition, in the aggregate, such subsidiaries do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets of the Company at December 31, 1999 and 1998.

(b)   Reports on Form 8-K

      Reported on Form 8-K filed December 21, 1999, the Executive and Finance Committee of the Board of Directors of Benjamin Moore & Co. on December 20, 1999 declared a special dividend on its common stock of $0.12 per share payable January 31, 2000 to shareholders of record on December 31, 1999.

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

                  Reference is made to the information set forth (a) under the caption "Amendment to the Restated Certificate of Incorporation and to the ByLaws to Grant the Board the Right to Amend the ByLaws" at pages 19 and 20 and (b) under the caption "Amendment to the Restated Certificate of Incorporation toEliminate Preemptive Rights" at pages 21 and 22 of theCompany's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, whichinformation is hereby incorporated by reference.

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

                  Reference is made to the information set forth under the caption "Amendment to the Restated Certificate of Incorporation and to the ByLaws to Grant the Board the Right to Amend the ByLaws" at pages 19 and 20 of the Company's Proxy Statement dated March 18, 1999, for use in connection with its 1999 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

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

            (21)  Subsidiaries of the Company Page 44

            (23)  Independent Auditors' Consent Page 45

            (27)  Financial Data Schedule Page 46

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Montvale, New Jersey, on the 24th day of March, 2000.


                                      BENJAMIN MOORE & CO.


                                      By /s/ Yvan Dupuy
                                         ------------------------------
                                         Yvan Dupuy
                                         President and Chief
                                           Operating Officer


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


                             ---------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----

/s/ Richard Roob             Chairman of the Board of Directors   March 24, 2000
---------------------------  and Chief Executive Officer;
Richard Roob                 (Principal Executive Officer)
                             and Director


/s/ Yvan Dupuy               President and Chief Operating        March 24, 2000
---------------------------  Officer; Director
Yvan Dupuy


/s/ Donald E. Devine II      Vice President-Finance               March 24, 2000
---------------------------  and Chief Financial Officer
Donald E. Devine II


/s/ Benjamin M. Belcher Jr.  Director                             March 24, 2000
---------------------------
 Benjamin M. Belcher, Jr.



/s/ W. C. Belcher            Director                             March 24, 2000
---------------------------
Ward C. Belcher


/s/ Charles H.Bergmann, Jr.  Director                             March 24, 2000
---------------------------
  Charles H. Bergmann, Jr.


/s/ Frederick J. Costello    Director                             March 24, 2000
---------------------------
Frederick J. Costello


/s/ G. Moore                 Director                             March 24, 2000
---------------------------
Gerald W. Moore


                             Director                             March 24, 2000
---------------------------
John C. Moore, Jr.


/s/ Robert H. Mundheim       Director                             March 24, 2000
---------------------------
Robert H. Mundheim


/s/ Charles C. Vail          Director                             March 24, 2000
---------------------------
Charles C. Vail


/s/ Sara B. Wardell          Director                             March 24, 2000
---------------------------
Sara B. Wardell


/s/ M.C. Workman             Director                             March 24, 2000
---------------------------
Maurice C. Workman

                                  SCHEDULE II

                     BENJAMIN MOORE & CO. and SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

---------------------------------------------------------------------------------------------------
        Column A            Column B                Column C               Column D     Column E
---------------------------------------------------------------------------------------------------
                                                   Additions
                                                   ---------
                            Balance At    Charged To         Charged
                            Beginning     Costs And          To Other                  Balance At
      Description            Of Year       Expenses          Accounts     Deductions   End of Year
      -----------            -------       --------          --------     ----------   -----------
Allowance For
Doubtful Accounts:
Current
 1999                        $11,058        $ 2,558        $   511(2)(3)  $ 2,697(1)     $11,430
                             ===================================================================
 1998                        $10,517        $ 5,035        $    --        $ 4,494(1)(2)  $11,058
                             ===================================================================
 1997                        $ 9,359        $18,977        $   379        $18,198(1)     $10,517
                             ===================================================================

Long-Term
 1999                        $ 2,434        $   631        $    --        $   125(1)     $ 2,940
                             ===================================================================
 1998                        $ 1,107        $ 1,955        $    --        $   628(1)     $ 2,434
                             ===================================================================
 1997                        $    --        $ 1,107        $    --        $    --        $ 1,107
                             ===================================================================

Allowance For
Inventory Obsolescence:
 1999                        $ 2,693        $   616        $   343(2)(3)  $    --        $ 3,652
                             ===================================================================
 1998                        $ 2,000        $   708        $    --        $    15(2)     $ 2,693
                             ===================================================================
 1997                        $    --        $ 2,000        $    --        $    --        $ 2,000
                             ===================================================================

(1) Accounts and Notes Receivable Written Off - Net of Recoveries
(2) Foreign exchange gain or (loss)
(3) Purchase Accounting