Form 10-Q
period 2000-03-31
MOORE BENJAMIN & CO
filed 2000-05-15
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000 Commission File Number   0-8894
                  --------------                       -------------



                              BENJAMIN MOORE & CO.
             (Exact Name of registrant as specified in its charter)



                  New Jersey                                 13-5256230
-------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)



     51 Chestnut Ridge Road, Montvale, New Jersey               07645
-------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code         (201) 573-9600
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

As of May 5, 2000, 26,562,038 shares of Common Stock of the registrant were issued and outstanding.


                                       -1-
                              (Page 1 of 15 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX




                                                                                              Page No.
                                                                                              --------
Part   I.  Financial Information

       Condensed Consolidated Statements of Income and
         Comprehensive Income-
           Three Months Ended March 31, 2000 and 1999...................................          3


       Condensed Consolidated Balance Sheets -
           March 31, 2000 and December 31, 1999.........................................          4


       Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999...................................          5


       Notes to Condensed Consolidated Financial Statements.............................        6 - 8


       Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................        9 - 12


Part II.  Other Information...........................................................         12 - 13



                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (Unaudited)

                 (Dollars in Thousands Except Per Share Amounts)


                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------

                                                                     2000                   1999
                                                                    ------             (As Adjusted)
                                                                                       -------------

Net sales.................................................         $182,902                 $170,526
                                                                   --------                 --------

Costs and expenses:
    Cost of products sold.................................          105,767                   99,344
    Selling, general and administrative...................           55,863                   51,252
    Restructuring.........................................           38,598                     -
    Other income, net.....................................           (1,236)                  (1,589)
                                                                 ----------               ----------
        Total costs and expenses..........................          198,992                  149,007
                                                                   --------                 --------

(Loss)/income before taxes and minority
   interest...............................................          (16,090)                  21,519

Income tax benefit (provision)............................            6,470                   (8,932)

Minority interest in net loss/(income) of
   subsidiaries ..........................................              415                     (276)
                                                                 -----------             -----------

Net (loss)/income.........................................         $ (9,205)                $ 12,311
                                                                   ---------                --------

Other comprehensive (loss)/income, net of tax:
    Foreign currency translation adjustment
    (Net of tax of $(403) and $(581) for March
    2000 and 1999, respectively)..........................             (491)                    (777)

    Unrealized loss on securities
    (Net of tax of $72 for March 2000)....................              108                    -
                                                                 ----------              -----------

Other comprehensive (loss)................................             (491)                    (777)
                                                                 ----------              -----------

Comprehensive (loss)/income...............................         $ (9,696)                $ 11,534
                                                                   =========                ========

Cash dividends declared per share of
   common stock...........................................         $ .19                     $.17
                                                                   =====                     ====

Basic and diluted net (loss)/income per
   share (Note 3).........................................         $(.35)                    $.46
                                                                   ======                    ====

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in Thousands)

                                                                          March 31,      December 31,
                                                                             2000             1999
                                                                                         (As Adjusted)
                                                                          ---------      -------------
                                                                                               (a)
                                     ASSETS
Current assets:
    Cash and cash equivalents..........................................   $  10,432         $  70,553
                                                                          ---------         ---------
    Trading securities.................................................      40,230            29,871
                                                                         ----------        ----------
    Accounts and notes receivable - net................................     123,734            91,817
                                                                          ---------        ----------

    Inventories:
     Finished goods, net...............................................      63,448            56,040
     Raw materials and supplies........................................      28,948            25,376
                                                                          ---------         ---------
        Net............................................................      92,396            81,416

    Prepaid expenses and other current assets..........................      22,752            25,870
                                                                          ---------         ---------
        Total current assets...........................................     289,544           299,527

Property, plant and equipment - net....................................     107,631           104,988

Other non-current assets...............................................      79,771            72,882
                                                                          ---------         ---------

        Total assets...................................................    $476,946          $477,397
                                                                           ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt..............   $  11,051       $       634
    Accounts payable...................................................      35,462            35,642
    Other liabilities and accrued expenses.............................      46,460            51,136
                                                                          ---------         ---------
        Total current liabilities......................................      92,973            87,412
                                                                          ---------         ---------

Pension and other long-term benefits...................................      37,872            30,180
                                                                          ---------         ---------
Long-term obligations..................................................      23,842            20,945
                                                                          ---------         ---------
Minority shareholders' interest in net
   assets of subsidiaries..............................................       9,936            10,407
                                                                         ----------         ---------

Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $3.33 1/3 par value - authorized
       120,000,000 shares; issued 39,492,936 shares....................     131,643           131,643
     Additional paid-in capital........................................      47,042            46,967
     Retained earnings.................................................     307,859           322,189
     Accumulated other comprehensive income............................      (5,766)           (5,275)
     Cost of treasury stock; 12,904,248 shares at
       March 31, 2000 and 12,807,593 shares at
       December 31, 1999...............................................    (157,705)         (155,021)
     Employees' stock ownership and stock purchase
       plan notes......................................................     (10,750)          (12,050)
                                                                          ---------         ---------

        Shareholders' equity - net.....................................     312,323           328,453
                                                                          ---------         ---------

        Total liabilities and shareholders' equity.....................    $476,946          $477,397
                                                                           ========          ========


(a) The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                                            Three Months Ended
                                                                                   March 31,
                                                                            ------------------
                                                                               2000             1999
                                                                                             (as adjusted)
                                                                              ------         -------------
Cash flows from operating activities:
    Net (loss)/income..................................................      $ (9,205)       $ 12,311
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Restructuring charge............................................        38,092             -
       Depreciation and amortization...................................         3,472           3,192
       Minority interest in net (loss)/income of
         subsidiaries..................................................          (415)            276
       Deferred taxes..................................................        (8,533)          1,218
       Other...........................................................         1,909           2,054
       Change in assets and liabilities, net of assets sold:
           Increase in accounts and notes receivable...................       (32,213)        (32,044)
           (Increase) decrease in inventories..........................       (11,949)            670
           (Decrease) increase in other current liabilities............       (17,387)         19,906
           Other.......................................................            65          (4,220)
                                                                           ----------         --------
                Net cash (used in) provided by
                  operating activities.................................       (36,164)           3,363
                                                                             --------        ---------

Cash flows from investing activities:
    Purchase of securities                                                    (10,000)            -
    Payments for purchase of property, plant and
     equipment and acquisitions........................................       (13,510)         (5,454)
    Proceeds from sale of White Knight assets..........................          -              3,654
    Other..............................................................          (339)            (43)
                                                                          -----------      -----------
                Net cash used in investing activities..................       (23,849)         (1,843)
                                                                            ---------        --------

Cash flows from financing activities:
    Net proceeds (repayments) from short-term debt.....................        10,000          (1,367)
    Payment of dividends...............................................        (8,041)         (4,324)
    Purchase of treasury stock.........................................        (2,690)         (1,269)
    Other..............................................................         1,079             922
                                                                            ---------      ----------
                Net cash provided by (used in) financing
                  activities...........................................           348          (6,038)
                                                                           ----------       ----------

Effect of exchange rate changes on cash................................          (456)           (418)
                                                                           ----------      ----------
Net decrease in cash...................................................       (60,121)         (4,936)
Cash and cash equivalents at beginning of period.......................        70,553          97,249
                                                                            ---------       ---------
Cash and cash equivalents at end of period.............................      $ 10,432        $ 92,313
                                                                             ========        ========

Supplemental disclosures of cash flow information:
    Interest paid......................................................   $        12      $       82
    Income taxes paid..................................................      $ 13,891        $  3,519


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands Except Share Amounts)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1999 financial statements to conform to the method of presentation used in 2000.

3. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                                            Quarter Ended March 31,
                                                                           2000              1999
     ------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares outstanding                         26,637,016       26,642,085

     DILUTED EARNINGS PER COMMON SHARE:
       Plus stock options assumed to be exercised                             51,556           33,768
                                                                          ---------------------------
     Denominator for diluted earnings per common share                    26,688,572       26,657,853
                                                                          ===========================

4. During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian manufacturing operations and offered a voluntary early retirement program. This plan was designed to lower manufacturing costs and maximize efficient means of distribution. These actions resulted in a first quarter pre-tax charge of $38,598, primarily consisting of enhanced benefits associated with the voluntary early retirement program of $12,365, severance and benefits of $14,585, asset write-offs and plant closure costs of $9,348 and other charges of $2,300. As a result of this restructuring, the Company will have reduced its North American manufacturing facilities from sixteen to eight and reconfigured its distribution centers.

     The voluntary early retirement program and employee separation packages resulting from the cessation of manufacturing and/or distribution at certain facilities and other organization changes affected over 300 employees. Plant closure costs consist of the write-down of property, plant and equipment, and maintenance costs. The Company expects all separations to be substantially completed by the end of 2000. The restructuring charge reduced net income for the quarter ended March 31, 2000 by $22,236 or $.84 per share.

5. During the first quarter of 2000, the Company changed its method of determining the cost of its inventories at its two Canadian subsidiaries from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method. The Company believes the FIFO method provides a better matching of inventory costs with sales in the Canadian market. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased net income by $238 for the quarter ended March 31, 2000. Net earnings previously reported for the first quarter of 1999 were increased by $543.

6. The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S. and Canada. As discussed in Note(s) 7 and 8, during the first quarter of 1999, and in April 2000 the Company sold certain assets of its Australian and New Zealand subsidiaries. Transfers between segments and geographic areas are eliminated in consolidation. The Company has three reportable segments - (1) U.S. Coatings Manufacturing, (2) U.S. Retail and (3) Canadian Coatings Manufacturing. Business groups within these three segments are Trade Sales Coatings, Production Finishes Coatings, and Retail.

     Segment data includes intersegment net sales. The Company evaluates the performance of its U.S. Coatings Manufacturing segment based upon net sales to external customers and U.S. Retail and net income (loss). The Company evaluates the performance of its U.S. Retail and Canadian Coatings Manufacturing segments based upon net sales to external customers and net income (loss).


     The Company does not have any customers to which sales exceed 10% of total sales.

     Operating results by reportable segment and geographic area for the quarter ending March 31 are as follows:

                             US                     Canadian
                          Coatings        US        Coatings         All      Reconciling    Consolidated
              2000      Manufacturing    Retail   Manufacturing    Others         Items         Totals
                        -------------    ------   -------------    ------         -----         ------
     Net Sales             $140,532     $31,840      $20,675         -         $(10,145)     $182,902
     Net Sales to External
     Customers and US
     Retail                $140,149     $31,840      $19,855         -         $ (8,942)     $182,902

     Net Sales to External
     Customers             $131,207     $31,840      $19,855         -              -        $182,902
     Net Income (Loss)     $ (5,167)    $  (441)    $ (2,409)        -         $ (1,188)     $ (9,205)

             1999
     Net Sales             $140,777     $12,591      $18,332      $4,071        $(5,245)     $170,526
     Net Sales to External
     Customers and US
     Retail                $140,396     $12,591      $16,835      $4,071        $(3,367)     $170,526

     Net Sales to External
     Customers             $137,029     $12,591      $16,835      $4,071            -        $170,526
     Net Income (Loss)     $ 11,764     $  (482)     $ 1,521      $ (457)       $   (35)     $ 12,311

     Reconciling items primarily consist of the elimination of sales and cost of sales between segments.

     The decrease in Net Sales to External Customers (above) and Trade Sales Coatings (below) over the prior year is due to acquisitions of former external customers.

     The following table represents net sales to external customers by business group:

                                                            2000        1999
                                                           ------      ------
     Trade Sales Coatings                                 $136,756      $144,712
     Production Finishes Coatings                           14,306        13,223
     Retail                                                 31,840        12,591
                                                          ----------------------
     Total                                                $182,902      $170,526
                                                          ======================

7. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

8. The Company completed the sale of its New Zealand operating subsidiary on April 6, 2000. New Zealand assets held for sale are recorded in Other Current Assets within the Consolidated Balance Sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


OPERATING RESULTS 2000 VS. 1999

     First quarter 2000 Consolidated Net Sales increased 7.3 percent over 1999, to $182,902, due to increased Canadian Coatings Manufacturing and U.S. Retail Segment sales. U.S. Coatings Manufacturing first quarter Net Sales to External Customers and the U.S. Retail Segment were flat as compared to the first quarter of 1999. Also, during the first quarter of 2000, the Company sold its New Zealand subsidiary resulting in no Net Sales within the All Others Segment. Excluding the impact of acquisitions and divestitures, first quarter 2000 Net Sales increased 2.5 percent over 1999.

     U.S. Coatings Manufacturing Segment Net Sales to External Customers and the U.S. Retail Segment decreased .2 percent to $140,149 in the first quarter of 2000. By business group within this segment, Trade Sales Coatings Net Sales to External Customers and the U.S. Retail Segment decreased .4 percent to $128,497 and Production Finishes Coatings Net Sales increased 1.9 percent to $11,652. As compared to the first quarter 1999, the slight decrease in Trade Sales Coatings and essentially flat unit volume, is due to the first quarter of 1999 being favorably impacted by strong dealer purchasing in anticipation of the announced March 1, 1999 price increase across all Do-It-Yourself product lines. The increase in Production Finishes Coatings Net Sales in the first quarter of 2000 is primarily attributed to unit volume growth.

     Net Sales in the U.S. Retail Segment increased 152.9 percent to $31,840 in the first quarter due primarily to the effect of acquisitions. As of March 31, 2000, the Company operated 88 owned-retail stores as compared to 39 at March 31, 1999. Comparable store sales increased 8.7% in the first quarter over the prior year. This increase was due primarily to increased paint sales combined with sales gains in each of the remaining major product lines (wallcoverings, window treatments and associated products).

     Net Sales to External Customers in the Canadian Coatings Manufacturing Segment increased 17.9 percent to $19,855 in the first quarter of 2000. Excluding the effect of exchange rate fluctuations, 2000 Canadian Coatings Manufacturing first quarter Net Sales to External Customers increased by 13.5 percent as compared to 1999. By business group within this segment, Trade Sales Coatings increased 14.3 percent to $17,200 and Production Finishes Coatings increased 48.6 percent to $2,655. As compared to 1999, the increase in Trade Sales Coatings Net Sales is due to unit volume growth of 10.3 percent and the benefit of the price increase instituted in 1999. The increase in Production Finishes Coatings Net Sales as compared to the 1999 first quarter is attributable to unit volume growth.

     As mentioned above, there were no Net Sales within the All Others Segment in 2000 as a result of the New Zealand subsidiary being sold in 2000 and the Australian subsidiary being sold in April of 1999. All Others Segment Net Sales in the first quarter of 1999 were $4,071.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


     Consolidated Gross Margin increased in the first quarter from 41.7 percent in 1999 to 42.2 percent in 2000. The improved gross margin results from continued manufacturing and purchasing efficiencies in the U.S. Coatings Manufacturing segment as well as the benefit from the sale of the New Zealand and Australian subsidiaries which historically reported significantly lower gross margins. However, this margin improvement was partially offset by a shift in product mix towards contractor lines within the U.S. and Canadian Coatings Manufacturing Segments as well as the effect of additional U.S. Retail Segment operations included in 2000 results which have lower margins than the U.S. and Canadian Coatings Manufacturing Segments.

     Consolidated Selling, General and Administrative expenses ("SG&A") of $55,863 increased by $4,611 as compared to 1999. SG&A as a percentage of sales was 30.5 percent in 2000 as compared to 30.1 percent in 1999. The increase in SG&A resulted from a higher SG&A ratio which is typically associated with retail operations as well as additional sales and marketing spending attributed to the Color PreviewTM System introduced in the U.S.

     During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian operations and offered an early retirement program. This plan is designed to lower manufacturing costs and maximize efficient means of distribution in both the U.S and Canadian Coatings Manufacturing Segments. This plan resulted in the Company recording a pre-tax 2000 first quarter charge of $38,598 including employee separation costs of $26,950 and asset impairments and other charges of $11,648.

     As a result of the restructuring, the Company will reduce its North American manufacturing facilities from sixteen to eight and reconfigure its distribution centers. The Company expects cost reductions of approximately $13,000 pre-tax in 2001 and approximately $17,000 pre-tax annually thereafter (an approximate two percentage point improvement in gross profit margin on a consolidated basis).

     The decrease in "Other income, net" is primarily due to decreased interest income on a lower average cash position for the first quarter of 2000 as compared to 1999.

     Income before taxes and minority interest was a loss of $16,090 for the first quarter of 2000, a decrease of $37,609 compared to 1999. Excluding the impact of the 2000 restructuring charge, Income before taxes and minority interest would have been $22,508, an increase of $989, or 4.6 percent as compared to last year. The resulting effective income tax rate for the quarter was 40.2 percent in 2000 as compared to 41.5 percent in 1999. As a result of the foregoing, the Company generated a net loss of $9,205 for the first quarter of 2000 and, excluding the restructuring charge, net income would have been $13,031 as compared to $12,311 in 1999.

     Basic and diluted net loss per share for the first quarter of 2000 was $.35, and, excluding the restructuring charge, basic and diluted net income per share would have been $.49, an increase of $.03 as compared to 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

FINANCIAL POSITION AND LIQUIDITY

     Net cash flows used in operating activities were $36,164 for the first quarter ended March 31, 2000 as compared to the net cash flows provided by operating activities of $3,363 in the first quarter of 1999. The increase in inventory is primarily due to the build-up of inventory prior to the plant closings which were announced in the 2000 restructuring. The Company also made larger tax payments and bonus payments in the first quarter as compared to 1999.

     Net cash flows used in investing activities were $23,849 in the first quarter of 2000, an increase of $22,006 compared to 1999. Capital spending increased for the 2000 first quarter by $5,277 as compared to first quarter last year, driven by continuing initiatives to improve manufacturing productivity. In addition, the Company invested $10,000 in trading securities as well as purchased two smaller retail operations for $2,780 in the first quarter 2000. During the first quarter of 1999, the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654.

     Net cash flows provided by financing activities of $348 in the first quarter of 2000 are compared to the cash flows used in financing activities of $6,038 in the first quarter of 1999. Cash flows relating to financing activities were principally used for payment of dividends and the purchase of treasury stock. The Company borrowed $10,000 on its line of credit in the first quarter of 2000 as compared to repayments of borrowings of $1,367 last year. There were no facility or line of credit borrowings by the Canadian Coatings segment at March 31, 2000.

     Working capital decreased to $196,571 at March 31, 2000 and the current ratio decreased to 3.1:1 from 3.4:1 for the comparable period last year. This primarily results from the Company's restructuring initiatives and additional capital spending to increase manufacturing efficiences and increase batch sizes. Cash, cash equivalents and short-term investments were $50,662 at March 31, 2000, as compared to $92,313 at March 31, 1999. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

YEAR 2000

     The Company has completed its Year 2000 remediation efforts and, since January 1, 2000, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, the Company will continue to monitor its systems in order to stay compliant.

     The Company spent approximately $2,000 on its Year 2000 remediation efforts. No significant future costs are anticipated.

     Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on its operations.

     The foregoing discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Any statement containing words, such as, "believes", "anticipates", "should", "plans", "expects", "estimates" or similiar words, is forward-looking; these statements involve risks and uncertainties and are based on currect expectations and management's best estimates derived utilizing numerous assumptions of future events. Factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, general business conditions; strength of the retail economy and the growth in the coatings industry; unusual weather conditions and competition in the coatings business. There can be no guarantee that these results will be achieved and actual results could differ materially from those contemplated estimates.


                           Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

     The only matters which were submitted to a vote of shareholders to date during the 2000 fiscal year were the following, which were acted upon at the Annual Meeting of Shareholders held on April 27, 2000.

     Election of Directors: - The following person was elected as a Class I Director of the Company to serve for a one year term and received the indicated votes:

             Name                   For                 Withheld
             ----                   ---                 --------
     Ward C. Belcher             23,991,145.502         329,457.498

     The following persons were elected as Class III Directors of the Company to serve for a three year term and received the indicated votes:

             Name                       For                 Withheld
             ----                       ---                 --------
     Frederick J. Costello           24,131,878.932         188,724.068
     John C. Moore, Jr.              24,131,878.932         188,724.068
     Richard Roob                    23,988,862.599         331,740.401

     The following persons continue in office as Directors: Class I Directors: - Benjamin M. Belcher, Jr., Yvan Dupuy and Gerald W. Moore. Class II Directors: - Charles H. Bergmann, Jr., Robert H. Mundheim, Charles C. Vail and Sara B. Wardell.

ITEM 5.  OTHER INFORMATION

     At the meeting on April 27, 2000, the Board of Directors of the Company elected Yvan Dupuy, President and Chief Operating Officer, to the position of Chief Executive Officer. Mr. Dupuy will serve as President and Chief Executive Officer and continue as Director. Richard Roob, who will continue to serve as Chairman of the Board of Directors, previously held the position of Chief Executive Officer. The position of Chief Operating Officer will remain vacant.

     The Board of Directors also declared a regular quarterly dividend of tweny-one cents per share payable July 3, 2000 to the shareholders of record on June 1, 2000. This represents an increase of two cents per share in the regular quarterly dividend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is an index of the exhibits included in this Form 10-Q:

      Exhibit 18            Letter re:  Change in Accounting Principles
      Exhibit 27            Financial Data Schedule

     (b) Reports on Form 8-K - On Form 8-K filed February 15, 2000, the Company announced record year-end results. Consolidated net sales were $779,517 and consolidated net income was $78,004. Basic and diluted net income per share was $2.93. The Company also announced a restructuring of U.S. and Canadian operations and an early retirement program.

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

                                      BENJAMIN MOORE & CO.
                              ---------------------------------------
                                             (Registrant)


Date     May 15, 2000                     /s/ Yvan Dupuy
                              ---------------------------------------
                                             Yvan Dupuy
                              President and Chief Executive Officer


Date     May 15, 2000                 /s/ Donald E. Devine II
                              ---------------------------------------
                                        Donald E. Devine II
                                    Chief Financial Officer and
                                     Vice President - Finance