Form 10-Q
period 2000-06-30
MOORE BENJAMIN & CO
filed 2000-08-14
CIK 276999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000 Commission File Number    0-8894
                  -------------                       ---------------


                              BENJAMIN MOORE & CO.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



            NEW JERSEY                               13-5256230
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)



   51 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY         07645
--------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code   (201) 573-9600
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

                             Yes /X/     No / /

As of August 1, 2000, 26,523,567 shares of Common Stock of the registrant were issued and outstanding.



                                      -1-
                              (Page 1 of 14 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX




                                                                Page No.
                                                                --------


Part I.  Financial Information

     Condensed Consolidated Statements of Income and
      Comprehensive Income -
        Three Months and Six Months Ended
        June 30, 2000 and 1999..............................        3


     Condensed Consolidated Balance Sheets -
        June 30, 2000 and December 31, 1999.................        4


     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 2000 and 1999.............        5


     Notes to Condensed Consolidated Financial Statements...      6 - 9


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     10 - 12


Part II.  Other Information................................        13

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                 (Dollars in Thousands Except Per Share Amounts)


                                                     Three Months Ended              Six Months Ended
                                                           June 30,                      June 30,
                                                   ------------------------      ------------------------
                                                      2000          1999           2000           1999
                                                   ---------      ---------      ---------      ---------
                                                         (As Adjusted)                (As Adjusted)

Net Sales ....................................     $ 231,775      $ 206,076      $ 414,677      $ 376,601
                                                   ---------      ---------      ---------      ---------

Costs and expenses:
   Cost of products sold .....................       124,266        109,261        230,033        208,605
   Selling, general and administrative .......        60,875         51,401        116,738        102,653
   Restructuring .............................            --             --         38,598             --
   Other income, net .........................        (1,295)        (2,102)        (2,531)        (3,691)
                                                   ---------      ---------      ---------      ---------
       Total costs and expenses ..............       183,846        158,560        382,838        307,567
                                                   ---------      ---------      ---------      ---------

Income before taxes and minority
  interest ...................................        47,929         47,516         31,839         69,034

Income tax provision .........................        19,280         19,422         12,810         28,354

Minority interest in net income/(loss) of
  subsidiaries ...............................           205            440           (210)           716
                                                   ---------      ---------      ---------      ---------

Net income ...................................     $  28,444      $  27,654      $  19,239      $  39,964
                                                   ---------      ---------      ---------      ---------

Other comprehensive income/(loss), net of tax:
   Foreign currency translation adjustment
   (Net of tax of $(1,245) and $(799) for the
   six months ended June 30, 2000 and 1999,
   respectively, and $(841) and $(255)
   for the three months ended June 30, 2000
   and 1999, respectively) ...................        (1,304)          (370)        (1,904)        (1,147)

   Unrealized (loss)/gain on securities
   (net of tax of $21 for the six months
   ended June 30, 2000 and $(51) for the
   three months ended June 30, 2000) .........           (76)            --             32             --
                                                   ---------      ---------      ---------      ---------

Other comprehensive (loss) ...................        (1,380)          (370)        (1,872)        (1,147)
                                                   ---------      ---------      ---------      ---------

Comprehensive income .........................     $  27,064      $  27,284      $  17,367      $  38,817
                                                   =========      =========      =========      =========

Cash dividends declared per share of
  common stock ...............................     $     .21      $     .17      $     .40      $     .33
                                                   =========      =========      =========      =========

Basic net income per share (Note 3) ..........     $    1.07      $    1.04      $     .72      $    1.51
                                                   =========      =========      =========      =========

Diluted net income per share .................     $    1.07      $    1.03      $     .72      $    1.50
                                                   =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in Thousands)


                                                                June 30,      December 31,
                                                                  2000           1999
                                                                              (As Adjusted)
                                                               ---------      -------------
                                                                                   (a)
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................     $   5,129      $  70,553
                                                               ---------      ---------
   Trading securities ....................................        35,930         29,871
                                                               ---------      ---------
   Accounts and notes receivable - net ...................       145,530         91,817
                                                               ---------      ---------

   Inventories:
    Finished goods, net ..................................        68,692         56,040
    Raw materials and supplies ...........................        25,164         25,376
                                                               ---------      ---------
       Net ...............................................        93,856         81,416

   Prepaid expenses and other current assets .............        23,749         25,870
                                                               ---------      ---------
       Total current assets ..............................       304,194        299,527

Property, plant and equipment - net ......................       118,382        104,988

Other non-current assets .................................        78,245         72,895
                                                               ---------      ---------

       Total assets ......................................     $ 500,821      $ 477,410
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt .     $   7,672      $     634
   Accounts payable ......................................        38,314         35,642
   Other liabilities and accrued expenses ................        54,254         51,136
                                                               ---------      ---------
       Total current liabilities .........................       100,240         87,412
                                                               ---------      ---------

Pension and other long-term benefits .....................        35,252         30,180
                                                               ---------      ---------
Long-term obligations ....................................        22,261         20,945
                                                               ---------      ---------
Minority shareholders' interest in net
  assets of subsidiaries .................................        10,067         10,441
                                                               ---------      ---------

Shareholders' equity:
    Preferred stock, $10 par value - authorized
      500,000 shares; issued - none
    Common stock, $3.33 1/3 par value - authorized
      120,000,000 shares; issued 39,492,936 shares .......       131,643        131,643
    Additional paid-in capital ...........................        47,491         46,967
    Retained earnings ....................................       331,073        322,484
    Accumulated other comprehensive income ...............        (7,463)        (5,591)
    Cost of treasury stock; 12,946,388 shares at
      June 30, 2000 and 12,807,593 shares at
      December 31, 1999 ..................................      (159,565)      (155,021)
    Employees' stock ownership and stock purchase
      plan notes .........................................       (10,178)       (12,050)
                                                               ---------      ---------

       Shareholders' equity - net ........................       333,001        328,432
                                                               ---------      ---------

       Total liabilities and shareholders' equity ........     $ 500,821      $ 477,410
                                                               =========      =========

(a) The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)


                                                                  Six Months Ended
                                                                       June 30,
                                                               ----------------------
                                                                 2000         1999
                                                                          (As Adjusted)
                                                               --------   -------------
Cash flows from operating activities:
   Net income ............................................     $ 19,239      $ 39,964
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Restructuring charge ...............................       36,716            --
      Depreciation and amortization ......................        7,413         6,057
      Minority interest in net (loss)/income of
        subsidiaries .....................................         (210)          716
      Deferred taxes .....................................       (8,503)           --
      Other ..............................................         (183)          687
      Change in assets and liabilities, net of assets
        sold and acquired:
         Increase in accounts and notes receivable .......      (54,237)      (45,127)
         (Increase) decrease in inventories ..............      (13,732)        1,188
         (Decrease) increase in other current liabilities        (5,980)       20,740
         Other ...........................................       (3,496)       (3,944)
                                                               --------      --------
             Net cash (used in) provided by
               operating activities ......................      (22,973)       20,281
                                                               --------      --------

Cash flows from investing activities:
   Purchase of securities ................................      (10,000)           --
   Sale of securities ....................................        5,000            --
   Payments for purchase of property, plant and
    equipment and acquisitions ...........................      (28,366)      (45,158)
   Proceeds from sale of subsidiary ......................          981         3,654
   Other .................................................         (444)        1,231
                                                               --------      --------
             Net cash used in investing activities .......      (32,829)      (40,273)
                                                               --------      --------

Cash flows from financing activities:
   Net proceeds (repayments) from short-term debt ........        7,000        (2,479)
   Payment of dividends ..................................      (12,987)       (8,675)
   Purchase of treasury stock ............................       (4,576)       (1,995)
   Other .................................................        1,945         2,651
                                                               --------      --------
             Net cash used in financing activities .......       (8,618)      (10,498)
                                                               --------      --------

Effect of exchange rate changes on cash ..................       (1,004)       (1,343)
                                                               --------      --------
Net decrease in cash .....................................      (65,424)      (31,833)
Cash and cash equivalents at beginning of period .........       70,553        97,249
                                                               --------      --------
Cash and cash equivalents at end of period ...............     $  5,129      $ 65,416
                                                               ========      ========

Supplemental disclosures of cash flow information:
   Interest paid .........................................     $    233      $    176
   Income taxes paid .....................................     $ 31,910      $ 25,114


See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands Except Per Share Amounts)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999, and changes in cash flows for the three and six months ended June 30, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   The results of operations for the three - and six - month periods ended June 30, 2000 and 1999 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1999 financial statements to conform to the method of presentation used in 2000.

3. In June 1998, 1999, and 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," respectively. SFAS No. 137 defers the effective date for SFAS No. 133 until the first quarter for the fiscal year beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 138 addresses a limited number of implementation issues for SFAS No. 133 and becomes effective at the same time. The Company has not yet completed its determination of how these statements will affect its reporting.

   In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In March and June 2000, the SEC issued SAB 101A and 101B, amendments to SAB 101, which defer the effective date of application of SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of adoption is no later than the fourth quarter of the fiscal years beginning after December 15, 1999. The Company has not yet completed its determination of how this SAB will affect its reporting.

4. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:


                                                QUARTER ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                             2000           1999          2000          1999
------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER COMMON SHARE:
       Weighted average common shares
         outstanding                     26,567,618     26,704,293     26,602,317     26,672,855

     DILUTED EARNINGS PER COMMON SHARE:
      Plus stock options assumed to be
      exercised                              66,913         44,621         59,080         39,194
                                         -------------------------------------------------------

    Denominator for diluted earnings
       per common share                  26,634,531     26,748,914     26,661,397     26,712,049
                                         =======================================================

5. During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian manufacturing operations and offered a voluntary early retirement program. This plan was designed to lower manufacturing costs and maximize efficient means of distribution. These actions resulted in a first quarter pre-tax charge of $38,598, primarily consisting of enhanced benefits associated with the voluntary early retirement program of $12,365, severance and benefits of $14,585, asset write-offs and plant closure costs of $9,348 and other charges of $2,300. As a result of this restructuring, the Company will have reduced its North American manufacturing facilities from sixteen to eight and reconfigured its distribution centers.

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

   The remaining restructuring liability as of June 30, 2000 is $36,716. During the first half of 2000, cash payments charged against the reserve were $1,882. Of the approximately 300 expected employee terminations, 171 have occurred in the first six months of 2000, with the remainder expected in the second half of the year.

6. During the first quarter of 2000, the Company changed its method of determining the cost of its inventories at its two Canadian subsidiaries from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method. The Company believes the FIFO method provides a better matching of inventory costs with sales in the Canadian market. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased net income by $287 for the quarter ended June 30, 2000 and $489 for the first six months of 2000. Net earnings previously reported for the second quarter and the six months ended June 30, 1999 were increased by $71 and $471, respectively.

7. The Company manufactures and sells coatings for use by the general public and industrial and commercial users in the U.S. and Canada. As discussed in Notes 8 and 9, during the first quarter of 1999, and in April 2000 the Company sold certain assets of its Australian and New Zealand subsidiaries. Transfers between segments and geographic areas are eliminated in consolidation. The Company has three reportable segments - (1) U.S. Coatings Manufacturing, (2) U.S. Retail and (3) Canadian Coatings Manufacturing. Business groups within these three segments are Trade Sales Coatings, Production Finishes Coatings, and Retail.

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

   Operating results by reportable segment and geographic area for the six months ending June 30 are as follows:


                             US                     CANADIAN
                          COATINGS        US        COATINGS         ALL       RECONCILING    CONSOLIDATED
        2000           MANUFACTURING    RETAIL    MANUFACTURING     OTHERS       ITEMS          TOTALS
                       -------------    ------    -------------     ------       -----          ------
Net Sales                 $322,011     $ 70,576      $ 44,647      $     --      $(22,557)     $414,677

Net Sales to External
Customers and US
Retail                    $321,097     $ 70,576      $ 43,206      $     --      $(20,202)     $414,677

Net Sales to External
Customers                 $300,895     $ 70,576      $ 43,206      $     --      $     --      $414,677

Net Income (Loss)         $ 22,337     $   (124)     $ (1,246)     $     --      $ (1,728)     $ 19,239


                             US                     CANADIAN
                          COATINGS        US        COATINGS         ALL       RECONCILING    CONSOLIDATED
        1999           MANUFACTURING    RETAIL    MANUFACTURING     OTHERS       ITEMS          TOTALS
                       -------------    ------    -------------     ------       -----          ------

Net Sales                 $311,761     $ 28,818      $ 43,868      $  5,494      $(13,340)     $376,601

Net Sales to External
Customers and US
Retail                    $310,874     $ 28,818      $ 40,433      $  5,494      $ (9,018)     $376,601

Net Sales to External
Customers                 $301,856     $ 28,818      $ 40,433      $  5,494            --      $376,601

Net Income (Loss)         $ 38,049     $    561      $  4,738      $   (265)     $ (3,119)     $ 39,964

   Operating results by reportable segment and geographic area for the three months ended June 30 are as follows:

                             US                     CANADIAN
                          COATINGS        US        COATINGS         ALL       RECONCILING    CONSOLIDATED
        2000           MANUFACTURING    RETAIL    MANUFACTURING     OTHERS       ITEMS          TOTALS
                       -------------    ------    -------------     ------       -----          ------
Net Sales                 $181,479     $ 38,736     $ 23,972     $     --      $(12,412)     $231,775

Net Sales to External
Customers and US
Retail                    $180,948     $ 38,736     $ 23,351     $     --      $(11,260)     $231,775

Net Sales to External
Customers                 $169,688     $ 38,736     $ 23,351     $     --      $     --      $231,775

Net Income (Loss)         $ 27,504     $    317     $  1,578     $     --      $   (955)     $ 28,444


     1999

Net Sales                 $170,984     $ 16,228     $ 25,536     $  1,423      $ (8,095)     $206,076

Net Sales to External
Customers and US
Retail                    $170,478     $ 16,228     $ 23,598     $  1,423      $ (5,651)     $206,076

Net Sales to External
Customers                 $164,827     $ 16,228     $ 23,598     $  1,423            --      $206,076

Net Income (Loss)         $ 26,285     $  1,043     $  2,942     $    192      $ (2,808)     $ 27,654


Reconciling items primarily consist of the elimination of sales and cost of sales between segments.

The decrease in Net Sales to External Customers for the six months ended June 30 (above) and Trade Sales Coatings (below) over the prior year is due to acquisitions of former external customers.

The following table represents net sales to external customers by business group:


                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                    JUNE 30                    JUNE 30
                                 ----------------        -------------------
                                 2000       1999           2000        1999

Trade Sales Coatings           $315,547   $319,493      $178,791     $174,784
Production Finishes Coatings     28,554     28,290        14,248       15,064
Retail                           70,576     28,818        38,736       16,228
                               -------------------      ---------------------
      Total                    $414,677   $376,601      $231,775     $206,076
                               ===================      =====================

8. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

9. The Company completed the sale of its New Zealand operating subsidiary on April 6, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


OPERATING RESULTS 2000 VS. 1999

Consolidated Net Sales for the quarter and six months ended June 30, 2000 increased 12.5 percent and 10.1 percent, respectively, over the comparable 1999 period, to $231,775 and $414,677, respectively. The increase in the second quarter was due to increased U.S. Coatings Manufacturing and U.S. Retail Segment Net Sales. The increase in the six months Net Sales is primarily due to the impact of acquisitions within the U.S. Retail Segment. Excluding the impact of acquisitions and divestitures, Net Sales for the second quarter and six months ended June 30, 2000 increased 5.2 percent and 3.6 percent, respectively, over the comparable 1999 period.

U.S. Coatings Manufacturing Segment Net Sales to External Customers and the U.S. Retail Segment increased 6.1 percent and 3.3 percent to $180,948 and $321,097 in the second quarter and first six months of 2000, respectively. By business group within this segment, Trade Sales Coatings increased 7.2 percent and 3.8 percent for the quarter and six months, respectively, partially offset by the impact of unit volume declines in the Production Finishes Coatings business group. The increase in Trade Sales Coatings for the quarter and six month period was primarily driven by unit volume growth offset by product mix shifting towards contractor lines.

Net Sales in the U.S. Retail Segment increased 138.7 percent and 144.9 percent to $38,736 and $70,576 in the three and six-month periods ended June 30, 2000 due primarily to the effect of acquisitions. As of June 30, 2000, the Company operated 89 owned-retail stores as compared to 45 at June 30, 1999. Comparable store sales increased 1.1 percent and 4.3 percent in the second quarter and year-to-date over the prior year. This increase was due primarily to higher paint sales combined with sales gains in each of the remaining major product lines (wallcoverings, window treatments and associated products).

Net Sales to External Customers in the Canadian Coatings Manufacturing Segment decreased 1 percent for the quarter and increased 6.9 percent for the six-month period as compared to 1999. By business group within this segment, Trade Sales Coatings decreased 1.5 percent for the quarter and increased 5.1 percent for the six-month period as compared to last year. The slight decline in Trade Sales Coatings for the quarter was due to a shift in product mix as unit growth was
5.7 percent as compared to the prior year. However, the increase in year-to-date Trade Sales Coatings Net Sales is due to unit volume growth of 7.7 percent. Production Finishes Coatings increased 3.1 percent and 22.8 percent for the three and six-month periods ended June 30, 2000, respectively, as compared to 1999 which is attributable to unit volume growth partially offset by product mix. Excluding the effect of exchange rate fluctuations, 2000 Canadian Coatings Manufacturing second quarter Net Sales to External Customers increased by 1.5 percent and 6.6 percent for the six-month period as compared to 1999.

There were no Net Sales within the All Others Segment in 2000 as a result of the New Zealand subsidiary being sold in 2000 and the Australian subsidiary being sold in April of 1999. All Others Segment Net Sales for the six months of 1999 were $5,494.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


Consolidated Gross Margin decreased in the second quarter from 47.0 percent in 1999 to 46.4 percent in 2000 primarily due to increased temporary warehousing and costs related to the restructuring that was announced in the first quarter of 2000 as well as increased U.S. Retail sales which carry a lower gross margin than the Manufacturing Segments. Such costs related to the restructuring were planned and expected to occur in the second quarter and are expected to be offset in the second half of 2000. Consolidated Gross Margin for the six-month period ended June 30, 2000 was essentially flat as compared to last year.

Consolidated Selling, General and Administrative expenses ("SG&A") increased in the three months and six months ended June 30, 2000 as compared to last year by $9,474 and $14,085. SG&A as a percentage of sales was 26.3 percent in the second quarter 2000 as compared to 24.9 percent in the second quarter 1999 and 28.2 percent in the first six months of 2000 as compared to 27.3 percent in the same period in 1999. The increase in SG&A and the percentage to sales is due partially to the Company acquiring retail operations over the preceding twelve months, which typically have a higher SG&A ratio as compared to the Manufacturing Segment. The increased SG&A also resulted from additional sales and marketing spending attributed to the Color PreviewTM System introduced in the U.S. as well as costs related to the restructuring that was announced in the first quarter of 2000.

During the first quarter of 2000, the Board of Directors approved a restructuring of U.S. and Canadian operations and offered an early retirement program. This plan is designed to lower manufacturing costs and maximize efficient means of distribution in both the U.S. and Canadian Coatings Manufacturing Segments. This plan resulted in the Company recording a pre-tax 2000 first quarter charge of $38,598 including employee separation costs of $26,950 and asset impairments and other charges of $11,648.

The decrease in "Other income, net" is primarily due to decreased interest income on a lower average cash position in 2000 as compared to 1999.

Income before taxes and minority interest was $47,929 for the second quarter of 2000 and $31,839 for the first six months of 2000. Excluding the impact of the 2000 restructuring charge, income before taxes and minority interest would have been $70,406 for the six months ended June 30, 2000, an increase of $1,369, or 2 percent as compared to last year. The effective income tax rate for the quarter and six months ended June 30, 2000 was 40.2 percent as compared to 40.9 percent and 41.1 percent, respectively in 1999. As a result of the foregoing, the Company generated net income of $28,444 and $19,239 for the three and six months ended June 30, 2000 and, excluding the restructuring charge, net income would have been $42,078 for the six months ended June 30, 2000.

Basic and diluted net income per share for the second quarter ended June 30, 2000 increased 2.9 percent and 3.9 percent respectively as compared to last year. Basic and diluted net income per share for the six-month period ended June 30, 2000 decreased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


approximately 52 percent as compared to last year; however, excluding the restructuring charge, basic and diluted net income per share would have been $1.58, an increase of $.07 and $.08, respectively, as compared to 1999, or 4.6 percent and 5.3 percent respectively.

FINANCIAL POSITION AND LIQUIDITY

Net cash flows used in operating activities were $22,973 for the six months ended June 30, 2000 as compared to the net cash flows provided by operating activities of $20,281 in 1999. The increase in inventory is primarily due to the build-up of inventory prior to the plant closings which were announced in the first quarter 2000 restructuring. The Company also made larger tax payments and bonus payments as compared to 1999.

Net cash flows used in investing activities were $32,829 in the first six months of 2000, a decrease of $7,444 compared to 1999. Capital spending increased for 2000, driven by continuing initiatives to improve manufacturing productivity as well as restructuring while acquisitions decreased. In addition, the Company invested $5,000 in trading securities. During the first quarter of 1999, the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654 and, in the second quarter of 2000, sold its New Zealand subsidiary resulting in proceeds of $981.

Net cash flows used in financing activities of $8,618 in the first half of 2000 are compared to $10,498 in 1999. Cash flows relating to financing activities were principally used for payment of dividends and the purchase of treasury stock. The Company borrowed $20,000 on its line of credit in the first six months of 2000 but repaid $13,000, for net borrowings of $7,000 as compared to repayments of borrowings of $2,479 last year. There were no facility or line of credit borrowings by the Canadian Coatings segment at June 30, 2000.

Working capital decreased to $203,954 at June 30, 2000 and the current ratio decreased to 3.0:1 from 3.2:1 for the comparable period last year. Cash and cash equivalents were $5,129 at June 30, 2000, as compared to $65,416 at June 30, 1999. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

                           Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is an index of the exhibits included in this 10-Q:

            Exhibit 27              Financial Data Schedule

     (b) Reports on Form 8-K -

      Reported on Form 8-K filed April 28, 2000 - At its meeting on April 27, 2000 the Board of Directors of Benjamin Moore & Co. elected its President and Chief Operating Officer, Yvan Dupuy, to the position of Chief Executive Officer. Mr. Dupuy will serve as President and Chief Executive Officer and continue as a Director. Richard Roob, who will continue to serve as Chairman of the Board of Directors, previously held the position of Chief Executive Officer. The position of Chief Operating Officer will remain vacant.

      The Board of Directors also declared a regular quarterly dividend of $0.21 per share payable July 3, 2000 to shareholders of record on June 1, 2000. This represents an increase of $0.02 per share in the regular quarterly dividend.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BENJAMIN MOORE & CO.
                                      ------------------------------------------
                                                  (Registrant)


Date  August 10, 2000                            /s/ Yvan Dupuy
     -----------------------          ------------------------------------------
                                                   Yvan Dupuy
                                       President and Chief Executive Officer


Date  August 10, 2000                         /s/ Donald E. Devine II
     -----------------------          ------------------------------------------
                                                Donald E. Devine II
                                             Chief Financial Officer and
                                              Vice President - Finance