Form 10-Q
period 2000-09-30
MOORE BENJAMIN & CO
filed 2000-11-14
CIK 276999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000 Commission File Number 0-8894
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

                                       Yes |X| No |_|

As of November 1, 2000, 26,469,381 shares of Common Stock of the registrant were issued and outstanding.


                                      - 1 -
                              (Page 1 of 15 Pages)

                      BENJAMIN MOORE & CO. and Subsidiaries

                                      INDEX

                                                                        Page No.
                                                                        --------

Part   I.  Financial Information

       Condensed Consolidated Statements of Income and
         Comprehensive Income -
           Three Months and Nine Months Ended
           September 30, 2000 and 1999...............................       3

       Condensed Consolidated Balance Sheets -
           September 30, 2000 and December 31, 1999..................       4

       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999.............       5

       Notes to Condensed Consolidated Financial Statements..........  6 - 10

       Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 11 - 13

Part II.  Other Information..........................................      14

                          PART I. FINANCIAL INFORMATION

                      BENJAMIN MOORE & CO. and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                 (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                    ------------------------      ------------------------

                                                       2000          1999            2000          1999
                                                       ----          ----            ----          ----
                                                                 (As Adjusted)                 (As Adjusted)

Net Sales .....................................     $ 223,972      $ 218,335      $ 638,648        594,937
                                                    ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of products sold .....................       124,040        112,433        354,073        321,038
    Selling, general and administrative .......        52,633         55,806        169,371        158,460
    Restructuring .............................            --             --         38,598             --
    Other income, net .........................        (1,563)        (2,134)        (4,094)        (5,825)
                                                    ---------      ---------      ---------      ---------
        Total costs and expenses ..............       175,110        166,105        557,948        473,673
                                                    ---------      ---------      ---------      ---------
Income before taxes and minority
   interest ...................................        48,862         52,230         80,700        121,264

Income tax provision ..........................        20,163         21,488         32,973         49,842

Minority interest in net income (loss) of
   subsidiaries ...............................           148            420            (62)         1,136
                                                    ---------      ---------      ---------      ---------
Net income ....................................     $  28,551      $  30,322      $  47,789      $  70,286
                                                    ---------      ---------      ---------      ---------
Other comprehensive income/(loss), net of tax:
    Foreign currency translation adjustment
    (Net of tax of $(531) and $(476) for the
    three months ended September 30, 2000 and
    1999, respectively, and $(1,838) and $(496)
    for the nine months ended September 30,
    2000 and 1999, respectively) ..............          (756)          (681)        (2,660)          (711)

    Unrealized gain on securities
    (net of tax of $17 for the nine months
    ended September 30, 2000 and $39 for the
    three months ended September 30, 2000) ....            25             --             56             --
                                                    ---------      ---------      ---------      ---------
Other comprehensive (loss) ....................          (731)          (681)        (2,604)          (711)
                                                    ---------      ---------      ---------      ---------
Comprehensive income ..........................     $  27,820      $  29,641      $  45,185      $  69,575
                                                    =========      =========      =========      =========
Cash dividends declared per share of
   common stock ...............................     $     .21      $     .17      $     .61      $     .51
                                                    =========      =========      =========      =========
Basic net income per share (Note 4) ...........     $    1.08      $    1.14      $    1.80      $    2.64
                                                    =========      =========      =========      =========
Diluted net income per share (Note 4) .........     $    1.08      $    1.13      $    1.80      $    2.64
                                                    =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in Thousands)

                                                                        September 30,   December 31,
                                                                            2000            1999
                                                                                       (As Adjusted)
                                                                        -------------  -------------
                                                                                             (a)
                                                ASSETS
Current assets:
    Cash and cash equivalents .......................................     $  15,663      $  70,553
                                                                          ---------      ---------
    Trading securities ..............................................        26,856         29,871
                                                                          ---------      ---------
    Accounts and notes receivable - net .............................       136,028         91,817
                                                                          ---------      ---------
    Inventories:
     Finished goods, net ............................................        68,055         56,040
     Raw materials and supplies .....................................        25,245         25,376
                                                                          ---------      ---------
        Net .........................................................        93,300         81,416

    Prepaid expenses and other current assets .......................        25,761         25,734
                                                                          ---------      ---------
        Total current assets ........................................       297,608        299,391

Property, plant and equipment - net .................................       131,653        104,988

Other non-current assets ............................................        81,457         73,018
                                                                          ---------      ---------
        Total assets ................................................     $ 510,718      $ 477,397
                                                                          =========      =========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt ...........     $     678      $     634
    Accounts payable ................................................        32,305         35,642
    Other liabilities and accrued expenses ..........................        55,509         51,136
                                                                          ---------      ---------
        Total current liabilities ...................................        88,492         87,412
                                                                          ---------      ---------
Pension and other long-term benefits ................................        36,296         30,180
                                                                          ---------      ---------
Long-term obligations ...............................................        22,157         20,945
                                                                          ---------      ---------
Minority shareholders' interest in net
   assets of subsidiaries ...........................................        10,134         10,428
                                                                          ---------      ---------
Shareholders' equity:
     Preferred stock, $10 par value - authorized
       500,000 shares; issued - none
     Common stock, $3.33 1/3 par value - authorized
       120,000,000 shares; issued 39,492,936 shares .................       131,643        131,643
     Additional paid-in capital .....................................        47,491         46,967
     Retained earnings ..............................................       354,069        322,484
     Accumulated other comprehensive income .........................        (8,195)        (5,591)
     Cost of treasury stock; 13,023,555 shares at
       September 30, 2000 and 12,807,593 shares at
       December 31, 1999 ............................................      (161,787)      (155,021)
     Employees' stock ownership and stock purchase
       plan notes ...................................................        (9,582)       (12,050)
                                                                          ---------      ---------
        Shareholders' equity - net ..................................       353,639        328,432
                                                                          ---------      ---------
        Total liabilities and shareholders' equity ..................     $ 510,718      $ 477,397
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

                      BENJAMIN MOORE & CO. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                                       Nine Months Ended
                                                                         September 30,

                                                                      2000          1999
                                                                                (As Adjusted)
                                                                   -----------  -------------
Cash flows from operating activities:
    Net income ................................................     $ 47,789      $ 70,286
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Restructuring charge ...................................       33,460            --
       Depreciation and amortization ..........................       10,854         9,244
       Write-off of goodwill, intangibles, and other assets ...           --           291
       Deferred income taxes ..................................       (8,533)         (352)
       Postretirement benefits ................................         (522)         (690)
       Minority interest in net income of subsidiaries ........          (62)        1,136
       Other ..................................................          341           887
       Change in assets and liabilities, net of effects
        of acquisitions:
           (Increase) in accounts receivable ..................      (45,459)      (41,375)
           (Increase) decrease in inventories .................      (14,245)          327
           (Decrease) increase in other current liabilities ...       (7,233)       32,558
           Other ..............................................       (8,997)      (15,708)
                                                                    --------      --------
                Net cash provided by operating
                  activities ..................................        7,393        56,604
                                                                    --------      --------
Cash flows from investing activities:
    Purchase of securities ....................................      (10,000)           --
    Sale of securities ........................................       15,000            --
    Payments for purchase of property, plant and
     equipment and acquisitions ...............................      (45,292)      (51,978)
    Proceeds from sale of subsidiary ..........................        2,831         3,654
    Other .....................................................         (840)        1,699
                                                                    --------      --------
                Net cash used in investing activities .........      (38,301)      (46,625)
                                                                    --------      --------
Cash flows from financing activities:
    Net (repayments) of debt ..................................           --        (7,606)
    Payment of dividends ......................................      (18,497)      (13,013)
    Purchase of treasury stock ................................       (6,798)       (2,663)
    Other .....................................................        2,363         3,291
                                                                    --------      --------
                Net cash used in financing activities .........      (22,932)      (19,991)
                                                                    --------      --------
Effect of exchange rate changes on cash .......................       (1,050)       (1,946)
                                                                    --------      --------
Net (decrease) in cash ........................................      (54,890)      (11,958)
Cash and cash equivalents at beginning of period ..............       70,553        97,249
                                                                    --------      --------
Cash and cash equivalents at end of period ....................     $ 15,663      $ 85,291
                                                                    ========      ========

Supplemental disclosures of cash flow information:
    Interest paid .............................................     $    358      $    316
    Income taxes paid .........................................     $ 53,632      $ 34,689
    Acquisitions under capital leases (non-cash) ..............     $     --      $    908

See accompanying notes to condensed consolidated financial statements.

                      BENJAMIN MOORE & CO. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of its financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of operations for the entire year.

2. Certain reclassifications have been made in the 1999 financial statements to conform to the method of presentation used in 2000.

3. In June 1998, 1999, and 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," respectively. SFAS No. 137 defers the effective date for SFAS No. 133 until the first quarter for the fiscal year beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 138 addresses a limited number of implementation issues for SFAS No. 133 and becomes effective at the same time. The Company has not yet completed its determination of how these statements will affect its reporting.

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

4. The components of the denominator for basic earnings per common share and diluted earnings per common share are as follows:

                                                  Quarter Ended                  Nine Months Ended
                                                  September 30,                     September 30,
                                              2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------
Basic earnings per common share:
  Weighted average common shares
    outstanding                            26,507,965       26,686,727       26,570,636       26,677,547

Diluted earnings per common share:
  Plus stock options assumed to be
    exercised                                  21,635           58,179           46,599           45,482
                                           -------------------------------------------------------------
Denominator for diluted earnings per
   common share                            26,529,600       26,744,906       26,617,235       26,723,029
                                           =============================================================

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

      The remaining restructuring liability as of September 30, 2000 is $33,460. During the first nine months of 2000, cash payments charged against the reserve were $5,138. Of the approximately 300 expected employee terminations, 224 have occurred in the first nine months of 2000, with the remainder expected in the fourth quarter.

6. During the first quarter of 2000, the Company changed its method of determining the cost of its inventories at its two Canadian subsidiaries from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method. The Company believes the FIFO method provides a better matching of inventory costs with sales in the Canadian market. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased net income by $144 for the quarter ended September 30, 2000 and $633 for the first nine months of 2000. Net earnings previously reported for the third quarter and the nine months ended September 30, 1999 were increased by $121 and $292, respectively.

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

      Operating results by reportable segment and geographic area for the nine months ended September 30 are as follows:

                              US                         Canadian
                           Coatings           US         Coatings          All       Reconciling     Consolidated
         2000            Manufacturing      Retail     Manufacturing     Others          Items          Totals
                         -------------      ------     -------------     ------      -----------     ------------
Net Sales                   $498,181       $109,367       $68,180       $    --        $(37,080)       $638,648
Net Sales to External
Customers and US
Retail                      $494,687       $109,367       $64,829       $    --        $(30,235)       $638,648

Net Sales to External
Customers                   $464,452       $109,367       $64,829       $    --        $     --        $638,648

Net Income                  $ 50,238       $    286       $   229       $    --        $ (2,964)       $ 47,789

         1999

Net Sales                   $487,049       $ 61,267       $66,553       $ 6,712        $(26,644)       $594,937
Net Sales to External
Customers and US
Retail                      $484,201       $ 61,267       $61,237       $ 6,712        $(18,480)       $594,937

Net Sales to External
Customers                   $465,721       $ 61,267       $61,237       $ 6,712              --        $594,937

Net Income (Loss)           $ 65,871       $  1,708       $ 7,655       $  (381)       $ (4,567)       $ 70,286

      Operating results by reportable segment and geographic area for the three months ended September 30 are as follows:

                              US                         Canadian
                           Coatings           US         Coatings          All       Reconciling     Consolidated
         2000            Manufacturing      Retail     Manufacturing     Others          Items          Totals
                         -------------      ------     -------------     ------      -----------     ------------
Net Sales                   $176,170       $38,791       $23,533       $    --        $(14,522)       $223,972
Net Sales to External
Customers and US
Retail                      $173,591       $38,791       $21,623       $    --        $(10,033)       $223,972

Net Sales to External
Customers                   $163,558       $38,791       $21,623       $    --        $     --        $223,972

Net Income                  $ 27,901       $   410       $ 1,475       $    --        $ (1,235)       $ 28,551

         1999

Net Sales                   $175,287       $32,450       $22,685       $ 1,217        $(13,304)       $218,335
Net Sales to External
Customers and US
Retail                      $173,326       $32,450       $20,804       $ 1,217        $ (9,462)       $218,335

Net Sales to External
Customers                   $163,864       $32,450       $20,804       $ 1,217              --        $218,335

Net Income (Loss)           $ 27,822       $ 1,147       $ 2,917       $  (116)       $ (1,448)       $ 30,322


      Reconciling items primarily consist of the elimination of sales and cost of sales between segments.

      The decrease in U.S. Net Sales to External Customers (above) and Trade Sales Coatings (below) over the prior year is due to acquisitions of former external customers.

      The following table represents net sales to external customers by business group:

                                      Nine Months Ended             Three Months Ended
                                         September 30                  September 30
                                         ------------                  ------------
                                     2000           1999           2000           1999
Trade Sales Coatings               $487,424       $489,965       $171,878       $170,470
Production Finishes Coatings         41,857         43,705         13,303         15,415
Retail                              109,367         61,267         38,791         32,450
                                   -----------------------------------------------------
      Total                        $638,648       $594,937       $223,972       $218,335
                                   =====================================================

8. During the first quarter of 1999, the Company sold certain assets consisting of inventory and property of the White Knight Paints Pty Limited subsidiary in Australia.

9. The Company completed the sale of its New Zealand operating subsidiary on April 6, 2000.

10. On October 6, 2000, the Company purchased a Virginia paint and home decorating retailer.

11. On October 23, 2000, the Company signed a contract for the sale of its Santa Clara site. The closing is set for December 29, 2000.

12. On November 8, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Berkshire Hathaway Inc., a Delaware corporation ("Berkshire"), B Acquisition, Inc., a New Jersey corporation and a wholly owned subsidiary of Berkshire ("Purchaser"), and the Company.

      Pursuant to the Merger Agreement, the Purchaser will offer to purchase, through a cash tender offer, all of the outstanding shares of the Company's common stock for $37.82 per share. The cash tender will commence no later than November 17, 2000, and is not subject to any financing condition. Following the tender offer, subject to the terms of the Merger Agreement, the Purchaser will merge with the Company. In the merger, the Company's shareholders will receive $37.82 per share in cash for each share of the Company's common stock. The offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the offer at least two-thirds of the outstanding shares of common stock of the Company on a fully-diluted basis. This condition can be waived by the Purchaser under certain circumstances. The offer will expire twenty business days after it is commenced, but it may be extended by the Purchaser under certain circumstances. The acquisition is subject to regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions.

      The Company's Board of Directors unanimously approved the Merger Agreement. Certain shareholders of the Company (the "Shareholders"), who own approximately 18% of the outstanding shares of common stock of the Company, have agreed, pursuant to a Shareholders Agreement, dated as of November 8, 2000, among Berkshire, the Purchaser and the Shareholders, to tender all their shares and to vote all their shares in favor of the merger and against any alternative acquisition proposal. In addition, the Shareholders have granted the Purchaser an option with respect to their shares exercisable under certain conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

OPERATING RESULTS 2000 VS. 1999

Consolidated Net Sales for the quarter and nine months ended September 30, 2000 increased 2.6 percent and 7.3 percent, respectively, over the comparable 1999 period, to $223,972 and $638,648, respectively. The increase in the third quarter was primarily due to increased Canadian Coatings Manufacturing and U.S. Retail Segment Net Sales. The increase in the nine months Net Sales is primarily due to the impact of acquisitions within the U.S. Retail Segment. Excluding the impact of acquisitions and divestitures, Net Sales for the third quarter and nine months ended September 30, 2000 increased 1.0 percent and 2.5 percent, respectively, over the comparable 1999 period.

U.S. Coatings Manufacturing Segment Net Sales to External Customers and the U.S. Retail Segment increased less than one percent and 2.2 percent in the third quarter and nine months of 2000, respectively. By business group within this segment, Trade Sales Coatings increased 1.3 percent and 2.9 percent for the quarter and nine months, respectively, partially offset by the impact of unit volume declines in the Production Finishes Coatings business group. The increase in Trade Sales Coatings for the quarter and nine-month period was primarily driven by unit volume growth offset by product mix increasing towards contractor lines at a lower margin as compared to do-it-yourself lines.

Net Sales in the U.S. Retail Segment increased 19.5 percent and 78.5 percent to $38,791 and $109,367 in the three and nine-month periods ended September 30, 2000 due primarily to the effect of acquisitions. As of September 30, 2000, the Company operated 83 owned-retail stores as compared to 69 at September 30, 1999. Comparable store sales increased 4.1 percent and 4.2 percent in the third quarter and year-to-date over the prior year. This increase was due primarily to higher paint sales combined with sales gains in each of the remaining major product lines (wallcoverings, window treatments and associated products).

Net Sales to External Customers in the Canadian Coatings Manufacturing Segment increased 3.9 percent and 5.9 percent for the quarter and for the nine-month period, respectively, as compared to 1999. By business group within this segment, Trade Sales Coatings increased 6.8 percent and 5.7 percent for the quarter and for the nine-month period, respectively, as compared to last year. The increase in the nine month and year-to-date Trade Sales Coatings Net Sales is due to unit volume growth of 10.8 percent and 8.7 percent partially offset by product mix. Production Finishes Coatings decreased 12.5 percent for the quarter and increased 10.2 percent for the nine-month period ended September 30, 2000 as compared to 1999. The decrease in the quarter is attributable to product mix as unit volume grew 17.3 percent whereas the increase in the nine-month period is attributable to unit volume growth of 36.0 percent offset by product mix. Excluding the effect of exchange rate fluctuations, 2000 Canadian Coatings Manufacturing second quarter Net Sales to External Customers increased by 3.4 percent and 5.1 percent for the nine-month period as compared to 1999.

There were no Net Sales within the All Others Segment in 2000 as a result of the sale of the New Zealand subsidiary in 2000 and the Australian subsidiary being sold in April of 1999. All Others Segment Net Sales for the nine months of 1999 were $6,712.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

Consolidated Gross Margin decreased in the third quarter from 48.5 percent in 1999 to 44.6 percent in 2000. Consolidated Gross Margin for the nine-month period ended September 30, 2000 was 44.4 percent as compared to last year's 46.0 percent. These decreases were primarily due to increased raw material costs, temporary warehousing and costs related to the restructuring that was announced in the first quarter of 2000, product mix and increased U.S. Retail sales which carry a lower gross margin than the Manufacturing Segments. A portion of the restructuring related costs in the third quarter were due to construction delays on the build up associated with new facilities.

Consolidated Selling, General and Administrative expenses ("SG&A") decreased in the three months and increased in the nine months ended September 30, 2000 as compared to last year. SG&A as a percentage of sales was 23.5 percent in the third quarter 2000 as compared to 25.6 percent in the third quarter 1999 and flat for the nine months as compared to the same period in 1999. The decrease in the quarter is attributable to decreased selling, advertising and promotional expenses.

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

The decrease in "Other income, net" is primarily due to decreased interest income on a lower average cash position in 2000 as compared to 1999. Also, in the third quarter of 1999, the Company benefited from a $1,000 pre-tax accrual reversal which was part of the $33,388 restructuring charge recorded in 1997.

The Company generated net income of $28,551 and $47,789 for the three and nine months ended September 30, 2000 and, excluding the restructuring charge, net income would have been $70,614 for the nine months ended September 30, 2000 which represented a slight increase over the prior year. The effective income tax rate for the quarter and nine months ended September 30, 2000 was 41.3 percent and 40.9 percent as compared to 41.1 percent, in 1999.

Basic and diluted net income per share for the third quarter ended September 30, 2000 decreased 5.2 percent and 4.4 percent, respectively, as compared to last year. Basic and diluted net income per share for the nine-month period ended September 30, 2000 decreased 31.8 percent as compared to last year, and, excluding the restructuring charge, basic and diluted net income per share would have been $2.65, a increase of $.01 as compared to 1999.

Financial Position and Liquidity

Net cash flows provided by operating activities were $7,393 for the nine months ended September 30, 2000 as compared to $56,604 in 1999. The increase in inventory is primarily due to the build-up prior to the plant closings, which were announced in the first quarter 2000 restructuring, as well as impacts from construction delays. The Company also made larger tax payments and bonus payments as compared to 1999.

AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Net cash flows used in investing activities were $38,301 in the first nine months of 2000, a decrease of $8,324 compared to 1999. Capital spending increased for 2000, driven by continuing initiatives to improve manufacturing productivity as well as restructuring while acquisitions decreased. In addition, the Company invested $10,000 in trading securities but redeemed $15,000 during 2000. During the first quarter of 1999, the Company sold certain assets of its White Knight Paints Pty Limited subsidiary resulting in proceeds of $3,654 and, in the second quarter of 2000, sold its New Zealand subsidiary resulting in proceeds of $981. In the third quarter 2000, the Company sold seven of its retail stores in Minnesota.

Net cash flows used in financing activities of $22,932 in 2000 are compared to $19,991 in 1999. Cash flows relating to financing activities were principally used for payment of dividends and the purchase of treasury stock. The Company borrowed $27,000 on its line of credit in the first nine months of 2000 which it repaid as compared to repayments of borrowings of $7,606 last year. There were no facility or line of credit borrowings by the Canadian Coatings segment at September 30, 2000.

Working capital decreased to $209,116 at September 30, 2000 and the current ratio increased to 3.4:1 from 3.2:1 for the comparable period last year. Cash and cash equivalents were $15,663 at September 30, 2000, as compared to $85,291 at September 30, 1999. The Company maintains excellent relations with its banks and other financial institutions that may serve as available resources for future growth opportunities, if the need arises.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following is an index of the exhibits included in this 10-Q:

                  Exhibit 27             Financial Data Schedule

      (b)   Reports on Form 8-K

            Reported on Form 8-K filed July 20, 2000 - The Board of Directors of Benjamin Moore & Co. on July 17, 2000 elected Elizabeth H. Ruml as a Director of the Company.

            Reported on Form 8-K filed August 1, 2000 - Benjamin Moore & Co. announced its second quarter and six months results, including an increase in net sales of 12.5 percent and 10.1 percent, respectively.

            Reported on Form 8-K filed August 9, 2000 - The Executive and Finance Committee of the Board of Directors of Benjamin Moore & Co. declared a regular quarterly dividend of $0.21 per share payable October 2, 2000 to shareholders of record on September 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Benjamin Moore & Co.
                                        ----------------------------------------
                                                      (Registrant)


Date November 10, 2000                              /s/ Yvan Dupuy
                                        ----------------------------------------
                                                        Yvan Dupuy
                                          President and Chief Executive Officer


Date November  10, 2000                           /s/ Donald E. Devine II
                                        ----------------------------------------
                                                      Donald E. Devine II
                                                 Vice President - Finance and
                                                    Chief Financial Officer